Form 10-Q
period 1996-09-30
CF&I STEEL L P
filed 1996-11-14
CIK 1008914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q


/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1996
                               ------------------------------------------------

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to
                               --------------------------    ------------------

                                 NEW CF&I, INC.
             (Exact name of registrant as specified in its charter)


      Delaware                         02-20781                93-1086900
-------------------------------------------------------------------------------
(State or other jurisdiction of  (Commission File Number)    (IRS Employer
 incorporation or organization)                           Identification Number)

 1000 Broadway Building, Suite 2200, Portland, Oregon              97205
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (503) 223-9228
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

                                CF&I STEEL, L.P.
             (Exact name of registrant as specified in its charter)

    Delaware                             02-20779                   93-1103440
-------------------------------------------------------------------------------
 (State or other jurisdiction of  (Commission File Number)   (IRS Employer
 incorporation or organization)                           Identification Number)

1000 Broadway Building, Suite 2200, Portland, Oregon               97205
-------------------------------------------------------------------------------
 (Address of principal executive offices)                         (Zip Code)

                                 (503) 223-9228
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X   No
                                         ---    ---

                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.

                                      INDEX



                                                                           Page
                                                                           ----
PART I.     FINANCIAL  INFORMATION

            Item 1.     Financial Statements - New CF&I, Inc.
                                               --------------

                        Consolidated Balance Sheets
                           September 30, 1996 (unaudited)
                           and December 31, 1995 .............................2

                        Consolidated Statements of Income (unaudited)
                           Three months and nine months ended September, 1996
                           and 1995 ..........................................3

                        Consolidated Statements of Cash Flows (unaudited)
                           Nine months ended September 30, 1996
                           and 1995 ..........................................4

                        Notes to Consolidated Financial
                           Statements (unaudited).............................5

                        Financial Statements - CF&I Steel, L.P.
                                               ----------------

                        Balance Sheets
                          September 30, 1996 (unaudited)
                          and December 31, 1995 ..............................6

                        Statements of Operations (unaudited)
                           Three months and nine months ended
                           September 30, 1996 and 1995 .......................7

                        Statements of Cash Flows (unaudited)
                           Nine months ended September 30, 1996
                           and 1995 ......................................... 8

                        Notes to Financial
                           Statements (unaudited).............................9

            Item 2.     Management's Discussion and Analysis of Financial
                           Condition and Results of Operations  ..........10-12


PART II.    OTHER INFORMATION

            Item 6.     Exhibits and Reports on Form 8-K.....................13


            SIGNATURES.....................................................  13




                                                               NEW CF&I, INC.
                                                         CONSOLIDATED BALANCE SHEETS
                                                              (In thousands)

                                                                                 September 30,
                                                                                     1996           December 31,
                                                                                 (Unaudited)             1995
                                                                                 -------------      ------------

                                                         ASSETS
Current assets:
   Cash and cash equivalents                                                       $      3           $       -
   Trade accounts receivable, net                                                    52,695              45,904
   Inventories                                                                       66,698              70,249
   Deferred tax asset                                                                 5,007               5,007
   Other                                                                             11,209               1,056
                                                                                   --------           ---------
      Total current assets                                                          135,612             122,216
                                                                                   --------           ---------
Property, plant and equipment:
   Land and improvements                                                              3,530               3,530
   Buildings                                                                          6,043               5,867
   Machinery and equipment                                                          234,892             188,726
   Construction in progress                                                           3,384              31,586
                                                                                   --------           ---------
                                                                                    247,849             229,709
   Accumulated depreciation                                                         (20,041)            (11,124)
                                                                                   --------           ---------
                                                                                    227,808             218,585
                                                                                   --------           ---------

Excess of cost over net assets acquired                                              37,217              37,983
Other assets                                                                         13,241              13,484
                                                                                   --------           ---------
                                                                                   $413,878           $ 392,268
                                                                                   ========           =========

                                                        LIABILITIES
Current liabilities:
   Current portion of of long-term debt                                               6,574           $   4,576
   Accounts payable                                                                  37,978              53,867
   Accrued expenses                                                                  26,524              16,269
                                                                                   --------           ---------
      Total current liabilities                                                      71,076              74,712
   Long-term debt                                                                    44,716              50,666
   Long-term debt - Oregon Steel Mills, Inc.                                        206,500             181,750
   Other Deferred liabilities                                                        33,270              34,157
   Deferred employee benefits                                                         5,919               5,388
   Deferred income taxes                                                              7,876                   -
                                                                                   --------           ---------
                                                                                    369,357             346,673
                                                                                   --------           ---------
Minority interests                                                                      318                 587
                                                                                   --------           ---------
Redeemable common stock                                                              21,840              21,840
                                                                                   --------           ---------
                                                    STOCKHOLDERS' EQUITY
Common stock                                                                              1                   1
Additional paid-in capital                                                           16,603              16,603
Retained earnings                                                                     5,759               6,564
                                                                                   --------           ---------
                                                                                     22,363              23,168
                                                                                   --------           ---------
                                                                                   $413,878           $ 392,268
                                                                                   ========           =========



             The accompanying notes are an integral part of the consolidated financial statements.




                                                   NEW CF&I, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                  (In thousands)
                                                    (Unaudited)



                                                          Three Months Ended               Nine Months Ended
                                                             September 30,                    September 30,
                                                      ------------------------           -----------------------
                                                        1996           1995                 1996         1995
                                                      --------       ---------           ---------      --------
Sales                                                 $ 95,268        $70,919            $300,169       $220,743

Costs and expenses:
   Cost of sales                                        87,948         65,430             272,924        197,677
   Selling, general and administrative
      expenses                                           4,027          4,562              13,547         13,367
   Profit participation                                      -              -                 275            449
                                                      --------       --------            --------       --------
      Operating income                                   3,293            927              13,423          9,250

Other income (expense):
   Interest and dividend income                              8              8                  26             39
   Interest expense                                     (6,386)        (3,664)            (15,579)        (7,560)
   Minority interest                                       204            198                 260             81
   Other, net                                               50              3                 620             48
                                                      --------       --------             -------       --------
      Income (loss) before income taxes                 (2,831)        (2,528)             (1,250)         1,858
Income tax benefit (expense)                             1,096            868                 445         (1,090)
                                                      --------       --------             -------       --------
    Net income (loss)                                 $ (1,735)      $ (1,660)            $  (805)      $    768
                                                      ========       ========             =======       ========






                      The accompanying notes are an integral part of the financial statements.





                                                          NEW CF&I, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (In thousands)
                                                          (Unaudited)


                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                     1996                 1995
                                                                                     ----                 ----
Cash flows from operating activities:
   Net income                                                                      $   (805)            $     768
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                                9,721                 5,338
         Deferred income taxes                                                        9,043                 5,970
         Minority interest                                                             (268)                  (81)
         Other, net                                                                    (620)                  527
         Changes in current assets and liabilities, net                              (5,396)                4,193
                                                                                  ---------             ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                         11,675                16,715
                                                                                  ---------             ---------

Cash flows from investing activities:
   Additions to property, plant and equipment                                       (32,197)              (39,395)
   Other, net                                                                          (272)                 (328)
                                                                                  ---------             ---------
   NET CASH USED BY INVESTING ACTIVITIES                                            (32,469)              (39,723)
                                                                                  ---------             ---------

Cash flows from financing activities:
   Borrowings from Oregon Steel Mills, Inc.                                         161,150               112,150
   Payments to Oregon Steel Mills, Inc.                                            (136,400)              (85,950)
   Payment of long-term debt                                                         (3,953)               (3,670)
                                                                                  ---------             ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                         20,797                22,530
                                                                                  ---------             ---------

Net increase (decrease) in cash and cash equivalents                                      3                  (478)
Cash and cash equivalents at beginning of period                                          -                   481
                                                                                  ---------             ---------
Cash and cash equivalents at end of period                                        $       3             $       3
                                                                                  =========             =========

Supplemental disclosures of cash flow information:
   Cash paid for:
      Interest                                                                    $  16,949             $  12,019
      Income taxes paid to parent company                                               338                    10


NON-CASH INVESTING AND FINANCING ACTIVITIES:

At September 30, 1996 and 1995, the Company financed property, plant and equipment with accounts payable of $1.8 million and $14.7 million, respectively.










               The accompanying notes are an integral part of the consolidated financial statements.


                                 NEW CF&I, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation
    ---------------------

    The consolidated financial statements include the accounts of New CF&I, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated upon
    consolidation.   Certain  previously   reported  amounts  have  been
    reclassified to conform with current period presentation.

    The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Company's Registration Statement on Form S-1 (No. 333-02355) for additional disclosures including a summary of significant accounting policies.

2.  Inventories
    -----------

    Inventories consist of:
                                        September 30,          December 31,
                                            1996                  1995
                                        -------------         -------------
                                                  (In thousands)

    Raw materials                          $23,692                $16,480
    Semi-finished product                   13,861                 25,816
    Finished product                        20,404                 20,012
    Stores and operating supplies            8,741                  7,941
                                           -------                -------
                                           $66,698                $70,249
                                           =======                =======



3.  Contingencies
    -------------

    ENVIRONMENTAL. The Company owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I") which owns the Pueblo, Colorado steel mill. In connection with CF&I's acquisition of certain assets from CF&I Steel Corporation in 1993, CF&I established a reserve of $36.7 million for environmental remediation. The Colorado Department of Public Health and Environment issued a 10-year post-closure permit with two ten-year renewals to CF&I which became effective on October 30, 1995. The permit contains a schedule for corrective actions to be completed which is substantially reflective of a straight-line rate of expenditure over 30 years. At September 30, 1996, CF&I has a reserve of $ 35.2 million related to this remediation, of which $33.3 million is classified as non-current in other deferred liabilities in the consolidated balance sheet.

    GUARANTEES. On June 19, 1996, Oregon Steel Mills, Inc. ("Oregon Steel") completed a public offering of $235 million principal amount of 11% First Mortgage Notes due 2003 (the "Notes"). The Company has guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all the property, plant and equipment and certain other assets of the Company.

    In addition, Oregon Steel maintains a $125 million credit agreement with a group of banks which is collateralized, in part, by the accounts receivable and inventory of the Company, and also guaranteed by the Company.

4.  Commitments
    -----------

    During 1996 the Company continued construction of various capital improvement projects at its Pueblo, Colorado steel mill. Commitments for expenditures related to the completion of these projects were $2.2 million at September 30, 1996.




                                CF&I STEEL, L.P.
                                 BALANCE SHEETS
                                 (In thousands)

                                                        September 30,
                                                            1996                  December 31,
                                                         (Unaudited)                   1995
                                                        -------------             ------------
                                        ASSETS
Current assets:
   Cash and cash equivalents                                 $       -               $       -
   Trade accounts receivable, net                               52,179                  45,533
   Inventories                                                  66,546                  70,087
   Other                                                         1,506                     971
                                                             ---------               ---------
      Total current assets                                     120,231                 116,591
                                                             ---------               ---------

Property, plant and equipment:
   Land and improvements                                         3,525                   3,525
   Buildings                                                     5,937                   5,760
   Machinery and equipment                                     232,766                 186,626
   Construction in progress                                      3,384                  31,586
                                                             ---------               ---------
                                                               245,612                 227,497
   Accumulated depreciation                                    (19,324)                (10,569)
                                                             ---------               ---------
                                                               226,288                 216,928
                                                             ---------               ---------

Excess of cost over net assets acquired                         37,217                  37,983
Other assets                                                    13,241                  12,317
                                                             ---------               ---------
                                                             $ 396,977               $ 383,819
                                                             =========               =========
                                         LIABILITIES
Current liabilities:
   Current portion of long-term debt                         $   6,574               $   4,576
   Accounts payable                                             40,798                  55,601
   Accrued expenses                                             25,833                  15,652
                                                             ---------               ---------
      Total current liabilities                                 73,205                  75,829
Long-term debt                                                  44,716                  50,666
Long-term debt - Oregon Steel Mills, Inc.                      206,500                 181,750
Long-term debt - New CF&I, Inc.                                 17,400                  16,800
Other deferred liabilities                                      33,270                  34,157
Deferred employee benefits                                       5,919                   5,388
                                                             ---------               ---------
                                                               381,010                 364,590
                                                             ---------               ---------
                                     PARTNERS' EQUITY
Limited partner                                                    319                     587
General partner                                                 15,648                  18,642
                                                             ---------               ---------
                                                                15,967                  19,229
                                                             ---------               ---------
                                                             $ 396,977               $ 383,819
                                                             =========               =========






   The accompanying notes are an integral part of the consolidated financial statements.






                                                       CF&I STEEL, L.P.
                                                  STATEMENTS OF OPERATIONS
                                                        (In thousands)
                                                          (Unaudited)


                                                       Three Months Ended                Nine Months Ended
                                                         September 30,                      September 30,
                                                      ---------------------            -----------------------
                                                        1996         1995                 1996          1995
                                                      ---------    --------            ---------     ---------
Sales                                                 $ 94,009     $ 69,965            $ 296,529     $ 218,720

Costs and expenses:
  Cost of sales                                         87,013       64,865              270,264       196,567
  Selling, general and administrative
     expenses                                            3,896        4,447               13,148        13,008

  Profit participation                                       -            -                  275           449
                                                      --------     --------            ---------     ---------
                                                      $  3,100     $    653            $  12,842     $   8,696
     Operating income

Other income (expense):
  Interest and dividend income                               7            9                   26            26
  Interest expense                                      (6,781)      (4,062)             (16,742)       (8,756)
  Other, net                                                50            3                  620            48
     Net income (loss)                                --------     --------            ---------     ---------
                                                      $ (3,624)    $ (3,397)           $  (3,254)    $      14
                                                      ========     ========            =========     =========


           The accompanying notes are an integral part of the consolidated financial statements.







                                                     CF&I STEEL, L.P.
                                                  STATEMENTS OF CASH FLOWS
                                                      (In thousands)
                                                       (Unaudited)


                                                                                         Nine Months Ended September 30,
                                                                                         -------------------------------
                                                                                            1996                  1995
                                                                                         ---------             ---------
Cash flows from operating activities:
     Net income                                                                          $ (3,254)             $     14
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
             Depreciation and amortization                                                  9,558                 5,120
             Other, net                                                                      (620)                  527
             Changes in current assets and liabilities, net                                 5,361                11,051
                                                                                         --------              --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                             11,045                16,712
                                                                                         --------              --------

Cash flows from investing activities:
     Additions to property, plant and equipment                                           (32,171)              (39,394)
     Other, net                                                                              (272)                 (328)
                                                                                         --------              --------
     NET CASH USED BY INVESTING ACTIVITIES                                                (32,443)              (39,722)
                                                                                         --------              --------

Cash flows from financing activities:
     Borrowings from related parties                                                      161,750               112,150
     Payments to related parties                                                         (136,400)              (85,950)
     Payment of long-term debt                                                             (3,952)               (3,671)
     Partner distributions                                                                      -                     -
                                                                                         --------              --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                             21,398                22,529
                                                                                         --------              --------
Net increase (decrease) in cash and cash equivalents                                            -                  (481)
Cash and cash equivalents at beginning of year                                                  -                   481
                                                                                         --------              --------
Cash and cash equivalents at end of year                                                 $      -              $      -
                                                                                         ========              ========
Supplemental disclosures of cash flow information:
   Cash paid for:
          Interest                                                                       $ 16,949              $ 12,019


NON-CASH INVESTING AND FINANCING ACTIVITIES:

At September 30, 1996 and 1995, the Company financed property, plant and equipment with accounts payable of $1.8 million and $14.7 million, respectively.











                The accompanying notes are an integral part of the consolidated financial statements.




                                CF&I STEEL, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation
      ---------------------

      The financial statements include the accounts of CF&I Steel, L.P. (the "Partnership"). Certain previously reported amounts have been reclassified to conform with current period presentation.

      The  unaudited   financial   statements   include  all   adjustments
      (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Partnership's
      Registration Statement on Form S-1 (No. 333-02355-1) for additional disclosures including a summary of significant accounting policies.

2.    Inventories
      -----------

      Inventories consist of:
                                          September 30,           December 31,
                                              1996                    1995
                                          -------------           -----------
                                                     (In thousands)
      Raw materials                           $23,692                $16,480
      Semi-finished product                    13,861                 25,816
      Finished product                         20,405                 20,012
      Stores and operating supplies             8,588                  7,779
                                              -------                -------
                                              $66,546                $70,087
                                              =======                =======

3.    Contingencies
      -------------

      ENVIRONMENTAL. The Partnership acquired certain assets from CF&I Steel Corporation in 1993 and established a reserve of $36.7 million for environmental remediation. The Colorado Department of Public Health and Environment issued a 10-year post-closure permit with two ten-year renewals to the Partnership which became effective on October 30, 1995. The permit contains a schedule for corrective actions to be completed which is substantially reflective of a straight-line rate of expenditure over 30 years. At September 30, 1996, the Partnership has a reserve of $35.2 million related to this remediation, of which $33.3 million is classified as non-current in other deferred liabilities in the balance sheet.

      GUARANTEES. On June 19, 1996, Oregon Steel Mills, Inc. ("Oregon Steel") completed a public offering of $235 million principal amount of 11% First Mortgage Notes due 2003 (the "Notes"). The Partnership has guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by substantially all the property, plant and equipment and certain other assets of the Partnership.

      In addition, Oregon Steel maintains a $125 million credit agreement with a group of banks which is collateralized, in part, by the accounts receivable and inventory of the Partnership, and also guaranteed by the Partnership.

4.    Commitments
      -----------

      During 1996 the Partnership continued construction of various capital improvement projects at its Pueblo, Colorado steel mill. Commitments for expenditures related to the completion of these projects were $2.2 million at September 30, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The following information contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive products and pricing, as well as fluctuations in demand; potential equipment malfunction, and plant construction and repair delays.

     The New CF&I, Inc. (the "Company") consolidated financial statements include the accounts of CF&I Steel, L.P. (the "Partnership"), a 95.2% owned subsidiary and the Colorado & Wyoming Railway Company, a wholly-owned short-line railroad, serving principally the Pueblo mill. For the three months ended September 30, 1996 and 1995 and the nine months ended September 30, 1996 and 1995, sales of the Partnership were 98.7 percent, 98.7 percent, 98.8 percent, and 99.1 percent, respectively, of the consolidated sales of the Company. For the three months ended September 30, 1996 and 1995 and the nine months ended September 30, 1996 and 1995, cost of sales of the Partnership were
98.9 percent, 99.1 percent, 99.0 percent, and 99.4 percent, respectively, of the consolidated cost of sales of the Company.

Results of Operations
---------------------

The following table sets forth for the Company tonnage sold, sales and average selling price per ton:

                                                Three Months Ended,                  Nine Months Ended,
                                                     September 30                       September 30
                                                ------------------------           ----------------------
                                                   1996           1995                1996         1995
                                                ---------       --------           ---------    ---------
Tonnage sold:
     Rail                                          43,400        47,500             200,200      190,300
     Rod/Bar/Wire                                 107,700        64,900             324,600      166,300
     Seamless Pipe                                 39,100        29,900             113,600       84,100
     Semi-finished                                 31,900        11,100              53,000       11,700
                                                  -------      --------            --------    ---------
          Total                                   222,100       153,400             691,400      452,400
                                                  =======      ========            ========    =========

Sales (in thousands):                            $ 95,268      $ 70,919            $300,169    $ 220,743
Average selling price per ton:                   $    429      $    462            $    434    $     479(1)

(1) Excludes insurance proceeds of approximately $4 million received in the second quarter of 1995 as reimbursement of lost profits resulting from lost production and start-up delays caused by an explosion that occurred during the third quarter of 1994.

-------------------

    Sales increased 34.3 percent to $95.3 million in the third quarter of 1996 and increased 36.0 percent to $300.2 million for the first nine months of 1996. Shipments increased 44.8 percent to 222,100 tons in the third quarter of 1996 and increased 52.8 percent to 691,400 tons in the first nine months of 1996. The increase in sales and shipments was primarily due to increased shipments of seamless pipe, rod, bar and semi-finished products in 1996. Rod and bar shipments were 92,200 and 278,500 tons during the three and nine month periods ended September 30, 1996, respectively, compared to 48,900 and 118,900 tons in the corresponding 1995 periods. Rod and bar sales of $6.7 million and $26.0 million and shipments of 20,600 and 78,700 tons were capitalized during the three and nine month periods ending September 30, 1995, when the rod and bar mill was in its pre-operational phase which ended July 31, 1995. Semi-finished product shipments were 31,900 and 53,000 tons during the three and nine month periods ended September 30, 1996, respectively, compared to 11,100 and 11,700 tons in the corresponding 1995 periods.

    Selling  prices  decreased $33 to $429 per ton for the third quarter of
1996 and decreased $45 to $434 per ton for the first nine months of 1996 compared to the corresponding periods in 1995. The decrease in average selling price was due to the increased sales of rod and bar and semi-finished products in 1996. Rod and bar and semi-finished products have significantly lower selling prices than other products. Of the $24.3 million sales increase in the third quarter of 1996 compared to 1995, $31.7 million was the result of volume increases offset by $7.4 million resulting from lower average selling prices. Of the $79.4 million sales increase for the first nine months of 1996 compared to 1995, $114.5 million was the result of volume increases offset by $31.1 million resulting from lower average selling prices and $4 million from the 1995 insurance settlement not recurring in 1996.

    Gross profit for the three month and nine month periods ended September
30, 1996 was 7.7 and 9.1 percent, respectively, compared to 7.7 and 10.4 percent for the corresponding 1995 periods. The gross profit decline in 1996 compared to 1995 was due to the non-recurring 1995 insurance proceeds of $4 million. Without the $4 million insurance proceeds, the gross profit margin would have been 8.8 percent for the first nine months of 1995. Gross profit was also negatively impacted by higher costs and reduced shipments due to an outage of the ladle refining furnace during June 1996 as a result of a mechanical failure.

    During September 1996, the Company lost the use of one of the two main transformers that supply electricity to its melt shop. Full electrical power is expected to be restored by early December 1996. Steel production has been reduced to approximately 65 percent of normal production capability. The Company will use its remaining steelmaking capabilities for its rail, seamless pipe and semi-finished products and will purchase billets for rod and bar products. As a result of the lack of feedstock, the rod and bar mill ceased operations on October 12 and is scheduled to resume production in mid-November when sufficient purchased billets are expected to be received. The Company expects that the reduced production levels will adversely affect the results of operations of the Company for the fourth quarter of 1996. However, the affects of the outage will be partially mitigated by reimbursement of lost profits by the business interruption insurance carrier.

    Selling, general and administrative ("SG&A") expenses for the three and nine month periods ended September 30, 1996, decreased $535,000 and increased $180,000, respectively, from the corresponding 1995 periods. SG&A expenses decreased as a percentage of sales to 4.2 and 4.5 percent in the three and nine month periods ended September 30, 1996, respectively, compared to 6.4 and 6.1 percent for the corresponding 1995 periods. The percentage decreases are primarily due to increased sales volume in 1996.

    There was no profit participation expense for the third quarters of 1996 and 1995. Profit participation expense for the nine months ended September 30, 1996 and 1995 was $275,000 and $449,000, respectively. The decreased expense is a result of decreased profits in 1996 versus 1995.

    Total interest cost for the three months and nine months ended September 30, 1996 was $7.1 million and $17.7 million, respectively, compared to $4.3 million and $12.5 million for the corresponding periods in 1995. The higher interest cost primarily is the result of additional debt incurred to fund the capital expenditure programs, combined with increased interest rates related to the parent company's issuance of First Mortgage Notes. Capitalized interest for the three and nine month periods ended September 30, 1996 was $691,000 and $2.1 million, respectively, compared to $651,000 and 4.9 million for the corresponding 1995 periods.

    The Company's effective income tax rate was a benefit of 39 percent for the quarter ended September 30, 1996 and a benefit of 36 percent for the nine months ended September 30, 1996. The effective income tax rates for the same periods in 1995 were a benefit of 34 percent and an expense of 59 percent. The effective tax rates in 1996 and 1995 varied from the combined state and federal statutory rates due to differences in the deductibility of certain miscellaneous business expenses. Also affecting the effective tax rate for the nine month period ended September 30, 1995 was the non-deductibility of amortization on intangible assets for income tax purposes.

Liquidity and Capital Resources
-------------------------------

    Cash flow from operations for the nine months ended September 30, 1996 was $11.7 million compared to $16.7 million in the corresponding 1995 period. The major items affecting this $5.0 million decrease were a lower net income ($1.6 million), a larger increase in refundable income taxes ($4.9 million), an increase in accounts receivable versus a prior year decrease ($8.5 million), and a decrease in accounts payable versus an increase in 1995 ($10.1 million). These cash uses were partially offset by increased depreciation and amortization ($4.4 million), a decrease in inventories versus an increase in 1995 ($8.5 million), and a larger increase in accrued expenses ($4.1 million).

    Since its acquisition by Oregon Steel Mills,  Inc. ("Oregon Steel") in
March 1993,  the Company has  required  substantial  amounts of cash to fund its
operations  and  capital  expenditures.   Borrowing  requirements  for  capital
expenditures and other cash needs, both short-term and long-term, are provided through loans from Oregon Steel. As of September 30, 1996, $206.5 million of aggregate principal amount of these loans was outstanding, all of which was classified as long-term. The loans are in the form of notes which are due on demand or, if no demand is made, due in the years 2002 through 2004. Interest on the principal amount of the loans is based on Oregon Steel's long-term bond rate and payable monthly. Because these loans from Oregon Steel are due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future. In addition, Oregon Steel is not required to provide financing to the Company and, although no repayments are expected in 1996, it may in any event demand repayment of these loans at any time. If Oregon Steel were to demand repayment of these loans, it is unlikely that the Company would be able to obtain from external sources financing necessary to repay these loans or to fund its capital expenditures and other cash needs. Failure to obtain alternative financing would have a material adverse effect on the Company and the Partnership. If the Company were able to obtain the necessary financing, it is likely that such financing would be at interest rates and on terms substantially less favorable to the Company than those provided by Oregon Steel.

    Term debt of $67.5 million was incurred by the Company as part of the purchase price of the Pueblo Mill on March 3, 1993. This debt is uncollateralized and is payable over 10 years with interest at 9.5 percent. As of September 30, 1996, the outstanding balance on the debt was $51.3 million, of which $44.7 million was classified as long-term debt.

    On June 19, 1996, Oregon Steel completed a public offering of $235 million principal amount of 11% First Mortgage Notes due 2003 (the "Notes"). The Company and the Partnership have guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Company and the Partnership.

    The Company expects that anticipated needs for working capital and the capital expenditure program will be met from funds generated from operations and available borrowings from Oregon Steel.

    CAPITAL EXPENDITURES. During the first nine months of 1996, the Company expended approximately $16.1 million, excluding capitalized interest, on its capital program.

PART II  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibits

          27.1   Financial Data Schedule - New CF&I, Inc.
          27.2   Financial Data Schedule - CF&I Steel, L.P.

     (b)  Reports on Form 8-K

          On July 26, 1996, the Company and the Partnership filed
          Form 8-Ks in which the Company and the Partnership dismissed their independent accountants, Coopers & Lybrand LLP, as of July 1996. On July 31, 1996, Form 8-K/As were filed with the response letters of Coopers & Lybrand LLP.

          On August 1, 1996, the Company and the Partnership filed
          Form 8-Ks in which the Company and the Partnership engaged Price Waterhouse LLP as independent accountants as of July 25, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       NEW CF&I, INC.


Date:  November 11, 1996                               /s/ L. Ray Adams
                                                 ----------------------------
                                                          L. Ray Adams
                                                  Vice President of Finance and
                                                    Chief Financial Officer


                                                       CF&I STEEL, L.P.
                                                     By:  New CF&I, Inc.
                                                       General Partner


Date:  November 11, 1996                             /s/ L. Ray Adams
                                                 ----------------------------
                                                         L. Ray Adams
                                                 Vice President of Finance and
                                                   Chief Financial Officer
                                                          New CF&I, Inc.