Form 10-Q
period 1999-09-30
CF&I STEEL L P; NEW CF&I INC
filed 1999-11-15
CIK 1008914, 1008915

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1999
                               ------------------------------------------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               -------------------------   --------------------

                                 NEW CF&I, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                        02-20781            93-1086900
-------------------------------------------------------------------------------
  (State or other jurisdiction of  (Commission File Number)   (IRS Employer
  incorporation or organization)                          Identification Number)

1000 Broadway Building, Suite 2200, Portland, Oregon               97205
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

1000 Broadway Building, Suite 2200, Portland, Oregon        97205
------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (503) 223-9228
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes   X   No
                                                         -----    -----

                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.

                                      INDEX

                                                                           Page
                                                                           ----

PART I.  FINANCIAL  INFORMATION

         Item 1.   Financial Statements - New CF&I, Inc.
                                          --------------

                   Consolidated Balance Sheets
                      September 30, 1999 (unaudited)
                      and December 31, 1998 .................................. 2

                   Consolidated Statements of Income (unaudited)
                      Three months and nine months ended September 30, 1999
                      and 1998 ............................................... 3

                   Consolidated Statements of Cash Flows (unaudited)
                      Nine months ended September 30, 1999
                      and 1998 ............................................... 4

                   Notes to Consolidated Financial
                      Statements (unaudited).................................5-7

                   Financial Statements - CF&I Steel, L.P.
                                          ----------------

                   Balance Sheets
                      September 30, 1999 (unaudited)
                      and December 31, 1998 .................................. 8

                   Statements of Operations (unaudited)
                      Three months and nine months ended September 30, 1999
                      and 1998 ............................................... 9

                   Statements of Cash Flows (unaudited)
                      Nine months ended September 30, 1999
                      and 1998 .............................................. 10

                   Notes to Financial
                      Statements (unaudited)...............................11-12

         Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations  ................13-16

PART II. OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K...........................17

SIGNATURES....................................................................17

PART I        FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

                                 NEW CF&I, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                  September 30,       December 31,
                                                                                       1999               1998
                                                                                  -------------       ------------
                                                                                    (Unaudited)

                                                            ASSETS

   Current assets:

        Cash and cash equivalents                                                   $       4           $      3
        Trade accounts receivable, net                                                 18,914             32,259
        Inventories                                                                    34,668             44,693
        Deferred tax asset                                                              5,048              5,048
        Other                                                                           1,310              1,794
                                                                                    ---------           --------
             Total current assets                                                      59,944             83,797
                                                                                    ---------           --------

   Property, plant and equipment:

        Land and improvements                                                           3,574              3,574
        Buildings                                                                      18,525             18,525
        Machinery and equipment                                                       240,428            238,792
        Construction in progress                                                        2,720              1,991
                                                                                     --------           --------
                                                                                      265,247            262,882
        Accumulated depreciation                                                      (58,522)           (48,012)
                                                                                     --------           --------
                                                                                      206,725            214,870
                                                                                     --------           --------

   Excess of cost over net assets acquired                                             34,158             34,923
   Other assets                                                                        27,051             18,763
                                                                                     --------           --------
                                                                                     $327,878           $352,353
                                                                                     ========           ========
                                                           LIABILITIES

   Current liabilities:

        Current portion of long-term debt                                            $  7,861           $  7,164
        Accounts payable                                                               24,527             39,593
        Accrued expenses                                                               17,290             21,755
                                                                                     --------           --------
             Total current liabilities                                                 49,678             68,512
        Long-term debt                                                                 23,162             31,023
        Long-term debt - Oregon Steel Mills, Inc.                                     196,200            186,000
        Environmental liability                                                        30,850             30,850
        Deferred employee benefits                                                      6,947              6,748
                                                                                     --------           --------
                                                                                      306,837            323,133
                                                                                     --------           --------
   Redeemable common stock                                                             21,840             21,840
                                                                                     --------           --------
   Contingencies (Note 3)
                                                        STOCKHOLDERS' EQUITY

   Common stock                                                                             1                  1
   Additional paid-in capital                                                          16,603             16,603
   Accumulated deficit                                                                (17,403)            (9,224)
                                                                                     --------           --------
                                                                                         (799)             7,380
                                                                                     --------           --------
                                                                                     $327,878           $352,353
                                                                                     ========           ========


         The accompanying notes are an integral part of the consolidated financial statements.



                                                      NEW CF&I, INC.
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                       (In thousands)
                                                         (Unaudited)

                                                           Three Months Ended                 Nine Months Ended
                                                             September 30,                       September 30,
                                                       ---------------------------         --------------------------
                                                         1999                1998             1999             1998
                                                       --------            -------         --------         ---------

      Sales                                             $60,774            $94,766         $196,732         $283,842

      Costs and expenses:

           Cost of sales                                 56,013             82,902          182,578          253,670
           Settlement of litigation                        (855)            (4,545)          (4,539)          (4,545)
           Gain on sale of assets                             -                  -                -           (4,746)
           Selling, general and administrative
              expenses                                    4,380              5,863           14,907           16,933
           Profit participation                               -                363                -              363
                                                        -------            -------         --------         --------

                Operating income                          1,236             10,183            3,786           22,167

      Other income (expense):

           Interest and dividend income                       3                 10                6               28
           Interest expense                              (6,486)            (6,698)         (19,488)         (19,110)
           Minority interest                                268               (148)             804              168
           Other, net                                       129                233              317              231
                                                        -------            -------         --------         --------

           Income (loss) before income taxes             (4,850)             3,580          (14,575)           3,484
      Income tax benefit (expense)                        2,128             (1,357)           6,396           (1,766)
                                                        -------            -------         --------         --------

                Net income (loss)                       $(2,722)           $ 2,223         $ (8,179)        $  1,718
                                                        =======            =======         ========         ========





         The accompanying notes are an integral part of the consolidated financial statements.



                                                   NEW CF&I, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                     (Unaudited)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                      -----------------------
                                                                         1999         1998
                                                                      ----------   ----------

Cash flows from operating activities:

    Net income (loss)                                                 $  (8,179)   $   1,718
    Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:

             Depreciation and amortization                               11,473       11,679
             Deferred income taxes                                       (6,368)         786
             Minority interest                                             (804)        (169)
             Gain on disposal of property, plant and equipment                -       (4,764)
             Changes in current assets and liabilities, net               5,270      (11,946)
                                                                      ---------    ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       1,392       (2,696)
                                                                      ---------    ---------

Cash flows from investing activities:

     Additions to property, plant and equipment                          (2,467)      (5,361)
     Proceeds from disposal of property, plant and equipment                 --        4,830
     Other, net                                                          (1,960)          --
                                                                      ---------    ---------

NET CASH USED IN INVESTING ACTIVITIES                                    (4,427)        (531)
                                                                      ---------    ---------

Cash flows from financing activities:

     Borrowings from Oregon Steel Mills, Inc.                           124,600      184,484
     Payments to Oregon Steel Mills, Inc.                              (114,400)    (173,884)
     Payment of long-term debt                                           (7,164)      (7,373)
                                                                      ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 3,036        3,227
                                                                      ---------    ---------

Net increase in cash and cash equivalents                                     1           --
Cash and cash equivalents at beginning of period                              3            3
                                                                      ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $       4    $       3
                                                                      =========    =========

Supplemental disclosures of cash flow information:
    Cash paid for:
       Interest                                                       $  20,548    $  21,369
       Income taxes                                                   $     574    $      --






         The accompanying notes are an integral part of the consolidated financial statements.

                                 NEW CF&I, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation
      ---------------------

      The consolidated financial statements include the accounts of New CF&I, Inc. and its subsidiaries ("Company"). The Company owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I") which owns the Pueblo, Colorado steel mill ("Pueblo Mill"). In January 1998, CF&I assumed the trade name Rocky Mountain Steel Mills. Oregon Steel Mills, Inc. ("Oregon Steel") holds an 87 percent ownership interest in the Company. All significant intercompany balances and transactions have been eliminated.

      The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Company's 1998 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

2.    Inventories
      -----------

      Inventories consist of:

                                          September 30,   December 31,
                                              1999            1998
                                          ------------    ------------
                                                (In thousands)

      Raw materials                           $ 7,099         $ 9,318
      Semifinished product                      6,190          16,154
      Finished product                         12,509          11,200
      Stores and operating supplies             8,870           8,021
                                              -------         -------
                                              $34,668         $44,693
                                              =======         =======

3.    Contingencies
      -------------

      ENVIRONMENTAL. All material environmental remediation liabilities, which are probable and estimable, are recorded in the financial statements based on current technologies and current environmental standards at the time of evaluation. Adjustments are made when additional information is available that suggest different remediation methods or periods may be required, and affect the total cost. The best estimate of the probable cost within a range is recorded. If there is no best estimate, the low end of the range is recorded, and the range is disclosed.

      In connection with the 1993 acquisition of the Pueblo Mill, CF&I recorded a liability of $36.7 million for environmental remediation. CF&I believed $36.7 million was the best estimate from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants. The accrual includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At September 30, 1999, the accrued liability was $32.8 million, of which $30.9 million was classified as non-current in the consolidated balance sheet.

      GUARANTEES. Oregon Steel has outstanding $235 million principal amount of 11% First Mortgage Notes ("Notes") due 2003. The Company and CF&I (collectively "Guarantors") guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable and inventory.

      In addition, Oregon Steel maintains a $125 million credit agreement with a syndicate of lenders that is collateralized, in part, by the accounts receivable and inventory of the Guarantors, and is guaranteed by the Guarantors.

      LABOR DISPUTE. The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the United Steel Workers of America ("Union") initiated a strike of approximately 1,000 bargaining unit employees at the Pueblo Mill. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, the Company was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees who returned to work and salaried employees.

      On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of the end of September 1999, 118 former striking employees had returned to work as a result of their unconditional offer. Approximately 690 former striking workers remain unreinstated ("Unreinstated Employees").

      On February 27, 1998 the Regional Director of the National Labor Relations Board's ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). The Company not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired permanent replacement employees. On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions held in the latter part of 1998 and early 1999, concluding on February 25, 1999. The Judge will render a decision that is automatically subject to appeal by either party to the NLRB in Washington, D.C. Among the items pending in the litigation is CF&I's motion asserting that the Judge should consider the Union's alleged NLRA violations and that the alleged misconduct should invalidate the Unreinstated Employees' right to reinstatement. The ultimate determination of these issues may require a ruling from the appropriate United States appellate court. In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay, including benefits, from the date of the Union's unconditional offer to return to work through the date of the determination ("Backpay Liability"). The number of Unreinstated Employees entitled to back pay would probably be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Back pay is generally measured by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition, each Unreinstated Employee has a duty to take reasonable steps to mitigate the Backpay Liability by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the extent to which interim earnings and failure to mitigate the Backpay Liability would affect the cost of an adverse determination.

      In addition, during the strike by the Union at CF&I, 39 bargaining unit employees of the Colorado & Wyoming Railway Company ("C&W"), a wholly-owned subsidiary of the Company that provides rail service to the Pueblo Mill, refused to report to work for an extended period of time.
      The bargaining unit employees of C&W were not on strike. C&W considered these employees to have quit their employment and accordingly, C&W declined to allow those individuals to return to work. The unions representing these individuals have filed lawsuits in the U.S. District Court of Colorado against C&W claiming union members had refused to cross the picket line because they were honoring the picket line of another organization or because of safety concerns stemming from those picket lines. The unions demand reinstatement of the former employees, back pay and other damages. The Company believes it has substantial defenses against these claims. However, it is possible that one or more of them will proceed to arbitration before the National Railroad Adjustment Board or otherwise. The outcome of such proceedings is inherently uncertain and it is not possible to estimate any potential settlement amount that would result from an adverse legal or arbitration decision.

4.    Settlement of Litigation
      ------------------------

      The Company credited operating income $855,000 and $4.5 million for the three months and nine months ended September 30, 1999, respectively, from litigation settlements with certain graphite electrode suppliers. A settlement of similar claims totaled $4.5 million for the comparable periods in 1998.



                                CF&I STEEL, L.P.
                                 BALANCE SHEETS
                                 (In thousands)

                                                                 September 30,           December 31,
                                                                     1999                    1998
                                                                 -------------           ------------
                                                                  (Unaudited)

                                                ASSETS

Current assets:

     Cash and cash equivalents                                      $       1              $      --
     Trade accounts receivable, net                                    18,133                 31,653
     Inventories                                                       34,487                 44,516
     Other                                                              1,084                  1,603
                                                                    ---------              ---------
          Total current assets                                         53,705                 77,772
                                                                    ---------              ---------

Property, plant and equipment:

     Land and improvements                                              3,569                  3,569
     Buildings                                                         18,419                 18,419
     Machinery and equipment                                          237,925                236,288
     Construction in progress                                           2,720                  1,990
                                                                    ---------              ---------
                                                                      262,633                260,266
     Accumulated depreciation                                         (57,080)               (46,751)
                                                                    ---------              ---------
                                                                      205,553                213,515
                                                                    ---------              ---------

Excess of cost over net assets acquired                                34,158                 34,923
Other assets                                                           14,931                 13,089
                                                                    ---------              ---------
                                                                    $ 308,347              $ 339,299
                                                                    =========              =========
                                           LIABILITIES

Current liabilities:

     Current portion of long-term debt                              $   7,861              $   7,164
     Accounts payable                                                  32,108                 46,932
     Accrued expenses                                                  17,568                 20,235
                                                                    ---------              ---------
          Total current liabilities                                    57,537                 74,331
Long-term debt                                                         23,163                 31,023
Long-term debt - Oregon Steel Mills, Inc.                             196,200                186,000
Long-term debt - New CF&I, Inc.                                        21,755                 21,755
Environmental liability                                                30,850                 30,850
Deferred employee benefits                                              6,947                  6,748
                                                                    ---------              ---------
                                                                      336,452                350,707
                                                                    ---------              ---------
Contingencies (Note 3)

                                        PARTNERS' DEFICIT

General partner                                                       (28,105)               (11,408)
                                                                    ---------              ---------
                                                                    $ 308,347              $ 339,299
                                                                    =========              =========


               The accompanying notes are an integral part of the financial statements.



                                                     CF&I STEEL, L.P.
                                                 STATEMENTS OF OPERATIONS
                                                      (In thousands)
                                                        (Unaudited)

                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                   September 30,
                                                     -------------------------       ---------------------------
                                                        1999            1998            1999             1998
                                                     ----------     ----------       ----------       ----------

Sales                                                $  59,177      $  93,038        $ 191,783        $ 278,750

Costs and expenses:
     Cost of sales                                      54,535         81,528          177,972          249,400
     Settlement of litigation                             (855)        (4,545)          (4,539)          (4,545)
     Gain on sale of assets                                 --             --               --           (4,746)
     Selling, general and administrative
          expenses                                       4,263          5,727           14,522           16,525
     Profit participation                                    -            363                -              363
                                                     ---------      ---------        ---------        ---------

          Operating income                               1,234          9,965            3,828           21,753

Other income (expense):

     Interest and dividend income                            3             10                5               28
     Interest expense                                   (6,951)        (7,187)         (20,847)         (20,576)
     Other, net                                            129            218              317              216
                                                     ---------      ---------        ---------        ---------

          Net income (loss)                          $  (5,585)     $   3,006        $ (16,697)       $   1,421
                                                     =========      =========        =========        =========



               The accompanying notes are an integral part of the financial statements.



                                                  CF&I STEEL, L.P.
                                              STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                     (Unaudited)

                                                                               Nine Months Ended
                                                                                   September 30,
                                                                          -------------------------------
                                                                             1999                 1998
                                                                          ----------            ---------

Cash flows from operating activities:

    Net income (loss)                                                     $ (16,697)            $   1,421
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:

             Depreciation and amortization                                   11,286                11,477
             Other, net                                                          43                (4,749)
             Changes in current assets and liabilities, net                   6,755               (10,845)
                                                                          ---------             ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           1,387                (2,696)
                                                                          ---------             ---------

Cash flows from investing activities:

     Additions to property, plant and equipment                              (2,462)               (5,361)
     Proceeds from disposal of property, plant and equipment                     --                 4,830
     Other, net                                                              (1,960)                   --
                                                                          ---------             ---------

NET CASH USED IN INVESTING ACTIVITIES                                        (4,422)                 (531)
                                                                          ---------             ---------

Cash flows from financing activities:

     Borrowings from related parties                                        124,600               184,484
     Payments to related parties                                           (114,400)             (173,884)
     Payment of long-term debt                                               (7,164)               (7,373)
                                                                          ---------             ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                     3,036                 3,227
                                                                          ---------             ---------

Net increase in cash and cash equivalents                                         1                    --
Cash and cash equivalents at beginning of year                                   --                    --
                                                                          ---------             ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $       1             $      --
                                                                          =========             =========

Supplemental disclosures of cash flow information:

     Cash paid for interest                                               $  20,548             $  21,369





               The accompanying notes are an integral part of the financial statements.

                                CF&I STEEL, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation
      ---------------------

      The financial statements include the accounts of CF&I Steel, L.P. ("Partnership"). Oregon Steel Mills, Inc. ("Oregon Steel") owns an 87 percent interest in New CF&I, Inc. ("CF&I") which owns a 95.2 percent interest in the Partnership. Oregon Steel also owns directly an additional 4.3 percent interest in the Partnership. In January 1998, the Partnership assumed the trade name of Rocky Mountain Steel Mills.

      The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Partnership's 1998 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

2.    Inventories
      -----------

      Inventories consist of:

                                         September 30,             December 31,
                                             1999                      1998
                                         -------------             ------------
                                                     (In thousands)

      Raw materials                          $ 7,099                   $ 9,318
      Semifinished product                     6,190                    16,154
      Finished product                        12,509                    11,200
      Stores and operating supplies            8,689                     7,844
                                             -------                   -------
                                             $34,487                   $44,516
                                             =======                   =======

3.    Contingencies
      -------------

      ENVIRONMENTAL. All material environmental remediation liabilities, which are probable and estimable, are recorded in the financial statements based on current technologies and current environmental standards at the time of evaluation. Adjustments are made when additional information is available that suggest different remediation methods or periods may be required and affect the total cost. The best estimate of the probable cost within a range is recorded. If there is no best estimate, the low end of the range is recorded, and the range is disclosed.

      In connection with the 1993 acquisition of the Pueblo, Colorado steel mill ("Pueblo Mill"), the Partnership accrued a liability of $36.7 million for environmental remediation at the Pueblo Mill. The Partnership believed $36.7 million was the best estimate from a range of $23.1 to $43.6 million. The Partnership's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants. The accrual includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, the Partnership and the Colorado Department of Public Health and Environment finalized a postclosure permit for hazardous waste units at the Pueblo Mill.
      As part of the postclosure permit requirements, the Partnership must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projets on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At September 30, 1999, the accrued liability was $32.8 million, of which $30.9 million was classified as noncurrent in the consolidated balance sheet.

      GUARANTEES. Oregon Steel has outstanding $235 million principal amount of 11% First Mortgage Notes ("Notes") due 2003. The Partnership and CF&I (collectively "Guarantors" guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable and inventory.

      In addition, Oregon Steel maintains a $125 million credit agreement with a syndicate of lenders that is collateralized, in part, by the accounts receivable and inventory of the Guarantors, and is guaranteed by the Guarantors.

      LABOR DISPUTE. The Partnership's labor contract expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the United Steel Workers of America ("Union") initiated a strike for approximately 1,000 bargaining unit employees at the Pueblo Mill. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, the Partnership was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees who returned to work and salaried employees.

      On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of the end of September 1999, 118 former striking employees had returned to work as a result of their unconditional offer. Approximately 690 former striking workers remain unreinstated ("Unreinstated Employees").

      On February 27, 1998, the Regional Director of the National Labor Relations Board's ("NLRB") Denver office issued a complaint against the Partnership alleging violations of several provisions of the National Labor Relations Act ("NLRA"). The Partnership not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it is not obligated to displace the properly hired permanent replacement employees. On August 17, 1998 a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions held in the latter part of 1998 and early 1999, concluding on February 25, 1999. The Judge will render a decision that is automatically subject to appeal by either party to the NLRB in Washington, D.C. Among the items pending in the litigation is the Partnership's motion asserting that the Judge should consider the Union's alleged NLRA violations and that the alleged misconduct should invalidate the Unreinstated Employees' right to reinstatement. Ultimate determination of these issues may require a ruling from the appropriate United States appellate court. In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay, including benefits, from the date of the Union's unconditional offer to return to work through the date of the adverse determination ("Backpay Liability"). The number of Unreinstated Employees entitled to back pay would probably be limited to the number of past and present replacement workers;
      however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Back pay is generally measured by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition, each Unreinstated Employee has a duty to take reasonable steps to mitigate the Backpay Liability by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the extent to which interim earnings and failure to mitigate the Backpay Liability would affect the cost of an adverse determination.

4.    Settlement of Litigation
      ------------------------

      The Partnership credited operating income $855,000 and $4.5 million for the three months and nine months ended September 30, 1999, respectively, from litigation settlements with certain graphite electrode suppliers. A settlement of similar claims totaled $4.5 million for the comparable periods in 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

       The following information contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive products and pricing, as well as fluctuations in demand, potential equipment malfunction, work stoppages; plant construction and repair delays, and failure to accurately predict the costs to address year 2000 issues or the lost revenues associated with interruption of New CF&I, Inc.'s ("Company"), its customers' or suppliers' operations.

         The New CF&I, Inc. ("Company") consolidated financial statements include the accounts of CF&I Steel, L.P. ("Partnership"), a 95.2% owned subsidiary, and the Colorado & Wyoming Railway Company, a wholly-owned short-line railroad, serving principally the Pueblo mill. For the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998, sales of the Partnership were 97.4 percent, 98.2 percent, 97.5 percent and 98.2 percent, respectively, of the consolidated sales of the Company. For the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998, cost of sales of the Partnership were 97.4 percent,
98.3 percent, 97.5 percent and 98.3 percent, respectively, of the consolidated cost of sales of the Company.

Results of Operations
---------------------

       The following table sets forth tonnage sold, sales and average selling price per ton for the Company:

                                       Three Months Ended                  Nine Months Ended
                                          September 30,                       September 30,
                                       --------------------           -------------------------
                                         1999        1998               1999            1998
                                       --------    --------           --------        ---------

   Tonnage sold:

       Rail                              71,300     121,400            240,000         304,400
       Rod and Bar                      105,300      82,000            305,800         267,200
       Seamless Pipe                      1,900      19,400             18,000          62,500
       Semifinished                       2,900         600              7,900          35,100
                                       --------    --------           --------        --------
            Total                       181,400     223,400            571,700         669,200
                                       ========    ========           ========        ========

   Sales (in thousands):               $ 60,774    $ 94,766           $196,732        $283,842
   Average selling price per ton:      $    335    $    424           $    344        $    424



       The Company's sales decreased 35.9 percent to $60.8 million in the third quarter of 1999 and decreased 30.7 percent to $196.7 million for the first nine months of 1999, compared to the corresponding 1998 periods. The Company shipped 181,400 and 571,700 tons of product during the three and nine month periods ended September 30, 1999, respectively, compared to 223,400 and 669,200 tons of product during the corresponding periods in 1998. The decrease in shipments was primarily due to a softening of demand for the Company's seamless pipe and rail products. Seamless pipe shipments decreased to 1,900 and 18,000 tons for the three and nine month periods ended September 30, 1999, respectively, compared to 19,400 and 62,500 tons for the corresponding 1998 periods. The Company ceased production at its seamless mill during the second quarter of 1999 due to adverse market conditions caused in large part by a lack of drilling activity and a decrease in U.S. rig counts. There are no immediate plans to reopen the mill. Rail shipments decreased to 71,300 and 240,000 tons for the three and nine month periods ended September 30, 1999, respectively, compared to 121,400 and 304,400 tons. The overall domestic rail market has declined approximately 30 percent from the level experienced in 1998.

       The Company's consolidated average selling price decreased $89 to $335 per ton, a 21.0 percent decline, for the third quarter of 1999 and decreased $80 to $344 per ton for the first nine months of 1999, compared to the corresponding 1998 periods. The decrease in consolidated average selling price was primarily due to reduced average selling prices in rail and rod and the closure of the seamless mill with a resulting shift in product mix. Lower priced rod and bar products represented 58.0 percent and 53.5 percent, respectively, of the shipments for the three month and nine month periods ended September 30, 1999, while seamless pipe, generally the highest priced product among the product lines, accounted for 1.0 percent and 3.1 percent for the same periods. For the corresponding periods in 1998, rod and bar products accounted for 36.7 percent and 39.9 percent, respectively, while seamless pipe accounted for 8.7 percent and 9.3 percent of shipments, respectively.

       The Company's gross profit for the three month and nine month periods ended September 30, 1999 was 7.8 percent and 7.2 percent, respectively, compared to 12.5 percent and 10.6 percent for the corresponding 1998 periods. The gross profit decline in 1999 compared to 1998 was due to several factors, including the lower average selling prices noted previously, the shift in product mix, and the shutdown and severance costs incurred in the temporary closure of the seamless pipe mill.

       Operating results for the fourth quarter will continue to be negatively impacted by reduced rail shipments, and depressed pricing for rod products. The Company does anticipate that the average cost of its raw materials will remain at current levels and partially offset negative pricing factors.

       The Company recorded $855,000 and $4.5 million gains for the three months and nine months ended September 30, 1999, from litigation settlements with various graphite electrode suppliers. A settlement of similar claims totaled $4.5 million for the comparable periods in 1998.

       The Company's selling, general and administrative expenses for the three and nine month periods ended September 30, 1999 decreased $1.5 million and $2.1 million respectively, from the corresponding 1998 periods, but increased as a percentage of sales from 6.2 percent and 6.0 percent in the three and nine month periods ended September 30, 1998, respectively, to 7.2 percent and 7.6 percent for the corresponding 1999 periods. The decrease in actual expenses was due to a decline in 1999 of costs specifically related to the labor dispute with the Union and a reduction in the support workforce that occurred in the fourth quarter of 1998.

       The Company's total interest cost for the three and nine month periods ended September 30, 1999 was $6.6 million and $19.7 million, respectively, compared to $6.7 million and $19.5 million for the corresponding 1998 periods. The differences between periods are primarily due to changes in the average long-term debt balances.

       The Company's effective income tax rate was 43.9 percent for the three and nine month periods ended September 30, 1999, compared to 37.9 percent and
50.7 percent for the corresponding 1998 periods. The 1999 effective tax rate exceeded the combined state and federal statutory rates due to expected reductions in the state tax credits. The high effective tax rate for the first nine months of 1998 was primarily due to a change in the estimated 1997 tax liability.

Liquidity and Capital Resources
-------------------------------

       Cash flow from operations for the nine months ended September 30, 1999 was a net increase in cash of $1.4 million compared to a net decrease of $2.7 million in the corresponding 1998 period. The items primarily contributing to this $4.1 million increase were a decrease in accounts receivable versus an increase in 1998 ($21.8 million), a greater decrease in inventories in 1999 ($9.4 million), a lesser decrease in accrued expenses in 1999 ($6.3 million) and a negligible loss on disposal of property, plant and equipment in 1999 compared to a significant gain in 1998 ($4.8 million). Partially offsetting these sources of additional cash were a decrease in accounts payable versus an increase in 1998 ($18.8 million), a net loss in 1999 versus net income in 1998 ($6.5 million), and a greater provision for deferred income taxes in 1999 ($5.6 million). The decreases in accounts receivable and inventories are primarily due to the lower sales volume. The change in accounts payable is related to the decreased inventory levels due to lower sales and tighter inventory control.

       Since its acquisition by Oregon Steel Mills, Inc. ("Oregon Steel") in March 1993, the Company has required substantial amounts of cash to fund its operations and capital expenditures. Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term, are provided through a loan from Oregon Steel. As of September 30, 1999, $196.2 million aggregate principal amount of the loan was outstanding, all of which was classified as long-term. The principal is due on demand or, if no demand is made, December 31, 2002. Interest on the principal amount of the loan is payable monthly. Because the loan from Oregon Steel is due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future. In addition, Oregon Steel is not required to provide financing to the Company and, although demand for repayment is not expected within the next year, it may in any event demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is unlikely that the Company or the Partnership would be able to obtain from external sources financing necessary to repay the loan or to fund its capital expenditures and other cash needs. Failure to obtain alternative financing would have a material adverse effect on the Company and the Partnership. If the Company or the Partnership were able to obtain the necessary financing, it is likely that such financing would be at interest rates and on terms substantially less favorable than those provided by Oregon Steel.

       The Company incurred $67.5 million in term debt as part of the 1993 purchase of the Pueblo Mill. This debt is without stated collateral and is payable over 10 years with interest at 9.5 percent. As of September 30, 1999, the outstanding balance on the debt was $31.0 million, of which $23.2 million was classified as long-term.

       Oregon Steel has outstanding $235 million principal amount of 11% First Mortgage Notes ("Notes") due 2003. The Company and the Partnership (collectively "Guarantors") have guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable and inventory.

       In addition, Oregon Steel maintains a $125 million credit agreement with a syndicate of lenders which is collateralized, in part, by the accounts receivable and inventory of the Guarantors, and is guaranteed by the Guarantors.

       CAPITAL EXPENDITURES. During the first nine months of 1999, the Company expended approximately $2.3 million, exclusive of capitalized interest, on capital projects.

       YEAR 2000 ISSUES. As the year 2000 approaches, the Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. The Company's approach to the year 2000 issue is discussed below. The Company necessarily makes certain forward looking statements. There can be no assurance that actual results will not differ materially from the projections contained in the forward looking statements. Factors which may cause actual results to differ materially include, but are not limited to: failure of Company personnel and outside consultants to properly assess and address the Company's year 2000 issues; inaccurate or incomplete responses to questionnaires sent to third parties or inaccurate disclosure to third parties regarding the year 2000 issue; failure to address the year 2000 issue with all vendors, including utility vendors; infrastructure failures such as disruptions in the supply of electricity, gas, water or communications services, or major institutions, such as the government and banking systems; and failure of the Company to accurately predict the costs to address the year 2000 issues or the lost revenues related to the interruption in the Company's, its customers' or suppliers' businesses.

       The Company has identified risks from, among other causes, failure of internally-developed or purchased software and hardware in its information technology ("IT") systems, failure of process logic controller ("PLC") components of manufacturing equipment, and business or service interruptions of certain key customers and suppliers. In mid-1997, the Company began to inventory critical systems, assess the exposure to year 2000 failures, and replace or remediate IT and PLC systems as necessary. As of December 31, 1998, the inventory and assessment of IT and PLC systems was substantially complete, and investments had been made to replace or remediate critical IT systems and PLCs where there was an apparent risk of failure at the year 2000. All remaining remediation efforts were completed by the third quarter of 1999, and it is anticipated that all testing, including external review of testing, and documentation will be completed by the middle of the fourth quarter of 1999. The most critical business systems have been functionally upgraded or replaced, and concurrently were made to be year 2000 compliant. The Company has solicited written confirmations from key business partners confirming that they have addressed or are addressing their year 2000 issues.

       Although the potential effects of IT and PLC systems failures due to the year 2000 change are not predictable or quantifiable with any certainty, the Company expects that if a PLC failure occurred, the Company would still be able to continue its core production processes, although at a reduced rate and possibly substantially increased cost. Similarly, it is anticipated that any affected IT business systems which failed could be supplemented with manual and other procedures sufficient to continue operations, although at a reduced efficiency. In general, the Company's customers and sources of supply are sufficiently diverse to mitigate the effect on the Company of a supplier or customer experiencing year 2000 related failures. However, there could be a substantial adverse impact on the Company if any of its utility providers were significantly interrupted. The total cost of preparation for the year 2000 is expected to be approximately $1.5 million, of which substantially all has been spent or committed to date. The Company's preparations have not included a specific contingency plan in the event of systems or supplier failures, however, all critical systems have been remediated, if necessary, and it is expected that all such systems will have been tested internally or otherwise verified by the middle of the fourth quarter 1999.



Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              No material changes.

PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

              27.1      Financial Data Schedule - New CF&I, Inc.
              27.2      Financial Data Schedule - CF&I Steel, L.P.

        (b)   Reports on Form 8-K

              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               NEW CF&I, INC.

Date:  November 15, 1999                     /s/ Christopher D. Cassard
                                         --------------------------------
                                              Christopher D. Cassard
                                                Corporate Controller

                                              CF&I STEEL, L.P.
                                             By:  New CF&I, Inc.
                                               General Partner

Date:  November 15, 1999                   /s/ Christopher D. Cassard
                                         --------------------------------
                                           Christopher D. Cassard
                                            Corporate Controller
                                                 New CF&I, Inc.