Form 10-Q
period 2002-09-30
CF&I STEEL L P
filed 2002-11-12
CIK 1008914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2002
                               ------------------------------------------------
                                                OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------
                                 NEW CF&I, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                        02-20781                  93-1086900
-------------------------------------------------------------------------------
  (State or other jurisdiction of   (Commission File Number)     (IRS Employer
   incorporation or organization)                                Identification
                                                                 Number)

   1000 Broadway Building, Suite 2200, Portland, Oregon               97205
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
 (Former name, former address and former fiscal year, if changed since last report)

                                CF&I STEEL, L.P.
             (Exact name of registrant as specified in its charter)

       Delaware                          02-20779                  93-1103440
--------------------------------------------------------------------------------
(State or other jurisdiction of   (Commission File Number)       (IRS Employer
incorporation or organization)                                  Identification
                                                                     Number)

1000 Broadway Building, Suite 2200, Portland, Oregon               97205
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (503) 223-9228
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                                     Yes   X   No
                                                         ----     ----

                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.
                                      INDEX
                                                                            Page
                                                                            ----
PART I.   FINANCIAL  INFORMATION

          Item 1.   FINANCIAL STATEMENTS - NEW CF&I, INC.
                                           --------------

                    Consolidated Balance Sheets (unaudited)
                       September 30, 2002 and December 31, 2001 ...............2

                    Consolidated Statements of Income (unaudited)
                       Three months and nine months ended
                       September 30, 2002 and 2001 ............................3

                    Consolidated Statements of Cash Flows (unaudited)
                       Nine months ended September 30, 2002 and 2001 ..........4

                    Notes to Consolidated Financial Statements
                       (unaudited)..........................................5-11

                    FINANCIAL STATEMENTS - CF&I STEEL, L.P.
                                           ----------------

                    Balance Sheets (unaudited)
                       September 30, 2002 and December 31, 2001 .............12

                    Statements of Income (unaudited)
                       Three months and nine months ended
                       September 30, 2002 and 2001 ...........................13

                    Statements of Cash Flows (unaudited)
                       Nine months ended September 30, 2002 and 2001..........14

                    Notes to Financial Statements (unaudited)..............15-20

          Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations  ...............21-24

          Item 3.   Quantitative and Qualitative Disclosures
                       about Market Risk......................................24

          Item 4.   Controls and Procedures...................................24

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings.........................................25

          Item 6.   Exhibits and Reports on Form 8-K.......................25-26

          SIGNATURES.....................................................     26

          CERTIFICATIONS...................................................27-28




                                        NEW CF&I, INC.
                                  CONSOLIDATED BALANCE SHEETS
                                        (In thousands)
                                          (Unaudited)
                                                                         September 30,       December 31,
                                                                              2002               2001
                                                                         -------------       ------------

                                                   ASSETS
Current assets:
     Cash and cash equivalents                                            $       3          $       3
     Trade accounts receivable, net                                          31,629             40,383
     Inventories                                                             33,486             36,058
     Deferred taxes and other current assets                                  5,578              3,965
     Other                                                                      711                306
                                                                          ---------          ---------
          Total current assets                                               71,407             80,715
                                                                          ---------          ---------
Property, plant and equipment:
     Land and improvements                                                    3,454              3,503
     Buildings                                                               19,855             19,959
     Machinery and equipment                                                259,099            254,316
     Construction in progress                                                 4,747              3,178
                                                                          ---------           --------
                                                                            287,155            280,956
     Accumulated depreciation                                              (106,882)           (93,019)
                                                                          ---------           --------
          Net property, plant and equipment                                 180,273            187,937
                                                                          ---------           --------

Goodwill                                                                         --             31,863
Intangibles, net                                                              1,136              1,227
Other assets                                                                 45,568             38,091
                                                                          ---------          ---------
          Total assets                                                    $ 298,384          $ 339,833
                                                                          =========          =========

                                               LIABILITIES
Current liabilities:
     Current portion of long-term debt                                    $   6,121          $   9,464
     Accounts payable                                                        31,574             35,606
     Accrued expenses                                                        22,138             26,590
                                                                          ---------          ---------
          Total current liabilities                                          59,833             71,660

Long-term debt                                                                   --              5,072
Long-term debt - Oregon Steel Mills, Inc.                                   219,472            230,258
Environmental liability                                                      28,486             28,465
Deferred employee benefits                                                    8,734              8,024
                                                                          ---------          ---------
          Total liabilities                                                 316,525            343,479
                                                                          ---------          ---------
Redeemable common stock                                                      21,840             21,840
                                                                          ---------          ---------
Contingencies (Note 3)

                                           STOCKHOLDERS' DEFICIT
Common stock                                                                      1                  1
Additional paid-in capital                                                   16,603             16,603
Accumulated deficit                                                         (55,065)           (40,570)
Accumulated other comprehensive income:
     Minimum pension liability                                               (1,520)            (1,520)
                                                                          ---------          ---------
                                                                            (39,981)           (25,486)
                                                                          ---------          ---------
                                                                          $ 298,384          $ 339,833
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


                                                       NEW CF&I, INC.
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                       (In thousands)
                                                         (Unaudited)

                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                                         ---------------------------         -----------------------------
                                                            2002              2001               2002               2001
                                                         --------          ---------         ----------          ---------
SALES:
     Product sales                                       $ 79,434          $  70,232          $ 240,261          $ 218,187
     Freight                                                3,438              3,995             10,616             12,833
     Electricity sales                                         --                 --                 --              2,150
                                                         --------          ---------          ---------          ---------
                                                           82,872             74,227            250,877            233,170
COSTS AND EXPENSES:
     Cost of sales                                         68,377             61,680            208,135            207,507
     Gain on sale of assets                                   (86)               (20)            (1,108)               (18)
     Selling, general and administrative
          expenses                                          5,711              7,905             17,107             19,287
                                                         --------          ---------          ---------          ---------
                                                           74,002             69,565            224,134            226,776
                                                         --------          ---------          ---------          ---------
          Operating income                                  8,870              4,662             26,743              6,394
OTHER INCOME (EXPENSE):
     Interest expense, net                                 (6,019)            (7,088)           (19,325)           (21,428)
     Minority interests                                      (134)               127               (371)               841
     Other, net                                                77                212                799                420
                                                         --------          ---------          ---------          ---------
     Income (loss) before income taxes                      2,794             (2,087)             7,846            (13,773)
Provision for income tax (expense) benefit                   (887)               918             (3,272)             5,156
                                                         --------          ---------          ---------          ---------
     Income (loss) before cumulative effect of
          change in accounting principle, net of
          tax, net of minority interest                     1,907             (1,169)             4,574             (8,617)
Cumulative effect of change in accounting
          principle, net of tax, net of minority
          interest                                             --                 --            (19,069)                --
                                                         --------          ---------          ---------          ---------
NET INCOME (LOSS)                                        $  1,907          $  (1,169)         $ (14,495)         $  (8,617)
                                                         ========          =========          =========          =========




                      The accompanying notes are an integral part of the consolidated financial statements.

                                      -3-




                                 NEW CF&I, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                Nine Months Ended September 30,
                                                                                --------------------------------
                                                                                    2002                 2001
                                                                                ----------            ----------
Cash flows from operating activities:
    Net loss                                                                    $ (14,495)            $  (8,617)
    Adjustments to reconcile net loss to net cash provided by
      operating activities:
         Cumulative effect of change in accounting principle, net of tax,
            net of minority interest                                               19,070                    --
         Depreciation and amortization                                             14,015                12,951
         Deferred income taxes                                                      2,197                (5,171)
         Minority interests                                                           371                  (841)
         Gain on sale of operating and non-operating assets                        (1,108)                  (18)
         Other, net                                                                  (413)                   --
         Changes in operating assets and liabilities, net:
           Trade accounts receivable                                                9,023                 8,157
           Inventories                                                              2,572                 9,076
           Operating liabilities                                                   (6,616)               (5,022)
           Other, net                                                                (381)                 (532)
                                                                                ---------             ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          24,234                 9,983
                                                                                ---------             ---------

Cash flows from investing activities:
    Additions to property, plant and equipment                                     (6,436)               (7,530)
    Proceeds from sales of operating and non-operating assets                       1,403                   386
                                                                                ---------             ---------
NET CASH USED IN INVESTING ACTIVITIES                                              (5,033)               (7,144)
                                                                                ---------             ---------

Cash flows from financing activities:
    Borrowings from Oregon Steel Mills, Inc.                                       93,780               102,280
    Payments to Oregon Steel Mills, Inc.                                         (104,566)             (100,907)
    Payment of long-term debt                                                      (8,415)               (4,212)
                                                                                ---------             ---------
NET CASH USED IN FINANCING ACTIVITIES                                             (19,201)               (2,839)
                                                                                ---------             ---------

Net increase in cash and cash equivalents                                              --                    --
Cash and cash equivalents at beginning of period                                        3                     5
                                                                                ---------             ---------
Cash and cash equivalents at end of period                                      $       3             $       5
                                                                                =========             =========

Supplemental disclosures of cash flow information:
   Cash paid for:
       Interest                                                                 $  20,264             $  21,478
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


                                 NEW CF&I, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.    BASIS OF PRESENTATION
      ---------------------

              The consolidated financial statements include the accounts of New CF&I, Inc. and its subsidiaries ("New CF&I" or the "Company"). The Company owns a 95.2% interest in CF&I Steel, L.P. ("CF&I"), which is the Company's principal subsidiary. Oregon Steel Mills, Inc. ("Oregon Steel") holds an 87% ownership interest in the Company. All significant intercompany balances and transactions have been eliminated.

              The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Company's 2001 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

               In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "BUSINESS COMBINATIONS," and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," collectively referred to as the "Standards." SFAS No. 141 supersedes Accounting Principles Board Opinion (APB) No. 16, "BUSINESS COMBINATIONS." The provisions of SFAS No. 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS No. 141 also requires that, upon adoption of SFAS No. 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS No. 142 supersedes APB 17, "INTANGIBLE ASSETS," and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. The Company adopted the provisions of SFAS No. 141 and 142 during its first quarter ended March 31, 2002. See Note 4 for further information.

              On October 3, 2001, the FASB issued SFAS No. 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." SFAS No. 144 supercedes SFAS No. 121 "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations and Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 was effective for the Company for the year beginning January 1, 2002. The adoption of this standard did not have a material effect on the Company's financial statements.

              In May 2002, the FASB issued SFAS No. 145, "RECISSION OF FAS NOS. 4, 44, AND 64, AMENDMENT OF FAS 13, AND TECHNICAL CORRECTIONS." Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS" are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. In mid-July 2002, Oregon Steel refinanced its credit facility and redeemed its 11% First Mortgage Notes due 2003, resulting in a $1.1 million extraordinary loss, net of taxes, on the early extinguishment of debt. The amount recognized consisted primarily of the write-off of unamortized fees and expenses. The adoption of SFAS 145 will cause a reclassfication of the extraordinary loss from extinguishment of debt to ordinary income in Oregon Steel, but will have no impact to New CF&I or CF&I.

               In July of 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS AND FOR OBLIGATIONS ASSOCIATED WITH DISPOSAL ACTIVITIES." SFAS No. 146 addresses the differences in accounting for long-lived assets and operations (segments) to be disposed of under SFAS No. 121 and APB No. 30 and accounting for costs associated with those and other disposal activities, including restructuring activities, under Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS No. 146 is effective for disposal activities after December 31, 2002, with early application encouraged. The Company does not believe that the adoption of this statement will have a material impact on its consolidated financial statements.

              Certain reclassifications have been made in prior periods to conform to the current year presentation. Such reclassifications do not affect results of operations as previously reported.



2.    INVENTORIES
      -----------

      Inventories consist of:

                                            September 30,        December 31,
                                                 2002                2001
                                            -------------        ------------
                                                     (In thousands)

     Raw materials                              $  8,309             $  9,711
     Semi-finished product                         6,100                9,610
     Finished product                             11,896                9,752
     Stores and operating supplies                 7,181                6,985
                                                --------             --------
        Total inventory                         $ 33,486             $ 36,058
                                                ========             ========


3.    CONTINGENCIES
      -------------

Environmental Matters
---------------------

         All material environmental remediation liabilities for non-capital expenditures, which are probable and estimable, are recorded in the financial statements based on current technologies and current environmental standards at the time of evaluation. Adjustments are made when additional information is available that suggests different remediation methods or periods may be required and affect the total cost. The best estimate of the probable cost within a range is recorded; however, if there is no best estimate, the low end of the range is recorded and the range is disclosed.

         In connection with the acquisition of the steelmaking and finishing facilities located at Pueblo, Colorado ("Pueblo Mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At September 30, 2002, the accrued liability was $30.2 million, of which $26.6 million was classified as non-current on the consolidated balance sheet.

         The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the second quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the "State Consent Decree"). The State Consent Decree provides for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services. CF&I is also required to make certain capital improvements expected to cost approximately $20 million, including converting to the new single New Source Performance Standards Subpart AAa ("NSPS AAa") compliant furnace discussed below. The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration ("PSD") air permit. CF&I applied for the PSD permit in April 2002. Terms of that permit are still under discussion with the State and it has not yet been issued.

         In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals, and that appeal is pending. CF&I has negotiated a settlement in principal of this matter with EPA. Under that agreement and overlapping with the commitments made to the CDPHE described below, CF&I will commit to the conversion to the new NSPS AAa compliant furnace (to be completed approximately two years after permit approval and expected to cost, with all related emission control improvements, approximately $20 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. Once the settlement agreement is finalized, the EPA will file two proposed federal Consent Decrees, which, if approved by the courts, will fully resolve all NSPS and PSD issues. At that time CF&I will dismiss its appeal against the EPA. If the proposed settlement with the EPA is not finalized, which appears unlikely, it would not be possible to estimate the liability if there were ultimately an adverse determination of this matter.

         In response to the CDPHE settlement and the resolution of the EPA action, CF&I has accrued $3.0 million as of September 30, 2002 for possible fines and non-capital related expenditures.

         In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the Clean Air Act ("CAA") requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. This permit was modified in April 2002, to incorporate the longer compliance schedule that is part of the settlement with the CDPHE and is part of the negotiations with the EPA. In September 2002, the Company submitted a request for a further extension of certain Title V compliance deadlines, consistent with a joint petition by the State and the Company for an extension of the same deadlines in the State Consent Decree. This modification gives CF&I adequate time (at least 10 months after CDPHE issues the PSD permit) to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and, if necessary, purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices at costs comparable to internally generated billets. Pricing and availability of billets is subject to significant volatility. However, the Company believes that near term supplies of billets will continue to be available in sufficient quantities at favorable prices.

         In a related matter, in April 2000 the United Steelworkers of America (the "Union") filed suit in U.S. District Court in Denver, Colorado, asserting that the Company and CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. The Union sought declaratory judgement regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney's fees. On July 6, 2001, the presiding judge dismissed the suit. The Union has appealed the decision and the Company is defending the appeal. While the Company does not believe the suit will have a material adverse effect on its results of operations, the result of litigation such as this is difficult to predict and an adverse outcome with significant penalties is possible. It is not presently possible to estimate the liability if there is ultimately an adverse determination on appeal.

LABOR DISPUTE
-------------

         The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997, the Union initiated a strike at CF&I for approximately 1,000 bargaining unit employees. The parties, however, failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, CF&I was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of new hires, striking employees who returned to work, contractors and salaried employees.

         On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of September 30, 2002, approximately 710 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At September 30, 2002, approximately 220 Unreinstated Employees remain unreinstated.

         On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, the Company has been returning Unreinstated Employees to jobs as positions became open. As noted above, there were approximately 220 Unreinstated Employees as of September 30, 2002. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded in February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees. The Company does not believe that final judicial action on the strike issues is likely for at least two to three years.

         In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay, including benefits, plus interest, from the date of the Union's unconditional offer to return to work through the date of their reinstatement or a date deemed appropriate by the NLRB or an appellate court. The number of Unreinstated Employees entitled to back pay may be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Back pay is generally determined by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable working conditions and compensation. Any estimate of the potential liability for back pay will depend significantly on the ability to assess the amount of interim wages earned by these employees since the beginning of the strike, as noted above. Due to the lack of accurate information on interim earnings for both reinstated and Unreinstated Employees and sentiment of the Union towards the Company, it is not currently possible to obtain the necessary data to calculate possible back pay. In addition, the NLRB's findings of misconduct by the Union may mitigate any back pay award with respect to any Unreinstated Employees proven to have taken part or participated in acts of misconduct during and after the strike. Thus, it is not presently possible to estimate the liability if there is ultimately an adverse determination against CF&I. An ultimate adverse determination against CF&I on these issues may have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flows. CF&I does not intend to agree to any settlement of this matter that will have a material adverse effect on the Company. In connection with the ongoing labor dispute, the Union has undertaken certain activities designed to exert public pressure on CF&I. Although such activities have generated some publicity in news media, CF&I believes that they have had little or no material impact on its operations.

         During the strike by the Union at CF&I, certain bargaining unit employees of the Colorado & Wyoming Railway Company ("C&W"), a wholly-owned subsidiary of New CF&I, refused to report to work for an extended period of time, claiming that concerns for their safety prevented them from crossing the picket line. The bargaining unit employees of C&W were not on strike, and because the other C&W employees reported to work without incident, C&W considered those employees to have quit their employment and, accordingly, C&W declined to allow those individuals to return to work. The various unions representing those individuals filed claims with C&W asserting that C&W had violated certain provisions of the applicable collective bargaining agreement, the Federal Railroad Safety Act ("FRSA"), or the Railway Labor Act. In all of the claims, the unions demand reinstatement of the former employees with their seniority intact, back pay and benefits.

         The United Transportation Union, representing thirty of those former employees, asserted that their members were protected under the FRSA and pursued their claim before the Public Law Board ("PLB"). A hearing was held in November 1999, and the PLB, with one member dissenting, rendered an award on January 8, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages and benefits received elsewhere. On February 6, 2001, C&W filed a petition for review of that award in the District Court for the District of Colorado. The District Court issued an order upholding the PLB award and is now considering possible back pay and benefits. A hearing on the back pay is now scheduled for January 22, 2003. On May 23, 2002, C&W filed an appeal of the District Court's order in the United States Court of Appeals. The appeal was dismissed as being premature given that the hearing on back pay has not yet occurred. Given the uncertantity as to the methodology which will be used by the District Court to determine the amount of back pay and the extent to which the adverse and mitigating factors discussed above will impact the liability for back pay and benefits, it is not presently possible to estimate the liability if there is ultimately an adverse determination against C&W.

         The Transportation-Communications International Union, Brotherhood Railway Carmen Division, representing six of those former C&W employees, asserted that their members were protected under the terms of the collective bargaining agreement and pursued their claim before a separate PLB. A hearing was held in January 2001, and that PLB, with one member dissenting, rendered an award on March 14, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages earned elsewhere. As of September 30, 2002, two of the six former employees have accepted a settlement from C&W. The remaining four do not agree with the award amount from the court. The Company does not believe an adverse determination against C&W on this matter would have a material adverse effect on the Company's results of operations.

GUARANTEES AND FINANCING ARRANGEMENTS

         On July 15, 2002, Oregon Steel issued $305 million of 10% First Mortgage Notes due 2009 ("10% Notes") in a private offering at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The proceeds of this issuance were used to redeem Oregon Steel's 11% First Mortgage Notes due 2003 (including interest accrued from June 16, 2002 until the redemption date of August 14, 2002), refinance its existing credit agreement, and for working capital and general corporate purposes. The existing credit agreement was replaced with a new $75 million credit facility that will expire on June 30, 2005.

         The Company and CF&I (collectively "Guarantors") guarantee the obligations of Oregon Steel under the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable and inventory. On August 16, 2002, Oregon Steel along with New CF&I and CF&I, L.P. filed a registration statement on Form S-4 to exchange the 10% Notes for notes with substantially identical terms registered with the Securities and Exchange Commission.

         In addition, as of September 30, 2002, Oregon Steel, New CF&I, CF&I, and C&W are borrowers under a $75 million revolving credit facility ("Credit Agreement") that is collateralized, in part, by certain equity and intercompany interests, accounts receivable and inventory of New CF&I and CF&I. The Credit Agreement contains various restrictive covenants including a minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital expenditures, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. The Company was in compliance with such covenants at September 30, 2002.

LIQUIDITY

         The Company experienced a net loss for the nine months ended September 30, 2002. Contributing to the adverse results was the interest paid by the Company to Oregon Steel for its financing and the write-off of impaired goodwill associated with the adoption of SFAS No. 142. The Company has been able to fulfill its needs for working capital and capital expenditures, due in part to the financing arrangement with Oregon Steel. The Company expects that operations will continue for the remainder of 2002, with the realization of assets and discharge of liabilities in the ordinary course of business. The Company believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to the Company and, although the demand for repayment of the obligation in full is not expected during 2002, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that the Company would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to the Company.

4.    GOODWILL AND INTANGIBLE ASSETS
      ------------------------------

         Effective January 1, 2002, the Company adopted SFAS No.142, "GOODWILL AND OTHER INTANGIBLE ASSETS." As part of this adoption, the Company ceased amortizing all goodwill and assessed goodwill for possible impairment. As an initial step, the Company tested goodwill impairment within CF&I, the only reporting unit with goodwill.

         As required under the transitional accounting provisions of SFAS No. 142, the Company completed the steps required to identify and measure goodwill impairment at CF&I. This reporting unit was measured for impairment by comparing implied fair value of the reporting unit's goodwill with the carrying amount of the goodwill. As a result, the entire goodwill at CF&I was written off in the amount of $31.9 million and a charge of $19.1 million (after tax and minority interest) was recognized as a cumulative effect of a change in accounting principle during the first quarter of 2002. Historical earnings and applying an earnings multiple resulted in the identification of an impairment that was recognized at the reporting unit. The implementation of SFAS No. 142 required the use of judgements, estimates and assumptions in the determination of fair value and impairment amounts related to the required testing. Prior to adoption of SFAS No. 142, the Company had historically evaluated goodwill for impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which did not result in an indicated impairment.

         Additionally, pursuant to SFAS No. 142, the Company completed its reassessment of finite intangible asset lives, which consists of proprietary technology at CF&I. Based on this reassessment, no adjustment was needed on the proprietary technology. The Company does not have any other acquired intangible assets, whether finite or indefinite-lived assets.

         Listed below are schedules describing the goodwill and intangibles of the Company. Also included is a report of what adjusted earnings would have been if amortization had not taken place for the three and nine months ended September 30, 2002.

GOODWILL - ADOPTION OF SFAS NO. 142
-----------------------------------

         The Company applied the FAS 142 rules in accounting of goodwill and intangibles and $31.9 million of goodwill was written off in the first quarter of 2002. During the first nine months of 2002, no additional goodwill was acquired. There was no remaining goodwill at September 30, 2002.

INTANGIBLES
-----------

        The carrying amount of intangible assets and the associated amortization expenses are as follows:

                                                     AS OF SEPTEMBER 30, 2002
                                                   -----------------------------
                                                   GROSS CARRYING    ACCUMULATED
                                                       AMOUNT       AMORTIZATION
                                                   --------------   ------------
                                                           (IN THOUSANDS)
    AMORTIZED INTANGIBLE ASSETS: (FN1)
         Proprietary technology                       $1,892            $(756)
                                                      ======            =====

    AGGREGATE AMORTIZATION EXPENSE:                    2002              2001
                                                       ----              ----

         For the three months ended                   $   30            $  30
         For the nine months ended                    $   91            $  91

    ESTIMATED AMORTIZATION EXPENSE:
       For the year ended 12/31/02                    $  122
       For the year ended 12/31/03                    $  122
       For the year ended 12/31/04                    $  122
       For the year ended 12/31/05                    $  122
       For the year ended 12/31/06                    $  122
(FN1) Weighted average amortization period is 16 years.

         The following adjusts reported net income (loss) to exclude goodwill amortization:


                                                     FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30, (IN THOUSANDS)         SEPTEMBER 30, (IN THOUSANDS)
                                                    ----------------------------        ------------------------------
                                                       2002              2001               2002                2001
                                                      ------           --------           --------            --------

Goodwill amortization                                 $   --           $  (255)           $     --            $  (765)
                                                      ------           -------            --------            -------

Net income (loss)                                      1,907            (1,169)            (14,495)            (8,617)
Add back:  Goodwill amortization,
   net of tax, net of minority interest                   --               158                  --                473
                                                      ------           -------            --------            -------
Adjusted net income (loss)                            $1,907           $(1,011)           $(14,495)           $(8,144)
                                                      ======           =======            ========            =======



                                     CF&I STEEL, L.P.
                                      BALANCE SHEETS
                                      (In thousands)
                                        (Unaudited)

                                                                       SEPTEMBER 30,             DECEMBER 31,
                                                                           2002                      2001
                                                                       -------------             ------------

                                                 ASSETS
Current assets:
     Cash and cash equivalents                                           $      --               $      --
     Trade accounts receivable, net                                         30,469                  38,178
     Inventories                                                            33,237                  35,824
     Other                                                                     432                      71
                                                                         ---------               ---------
          Total current assets                                              64,956                  74,073
                                                                         ---------               ---------

Property, plant and equipment:
     Land and improvements                                                   3,449                   3,498
     Buildings                                                              18,466                  18,570
     Machinery and equipment                                               256,324                 251,573
     Construction in progress                                                4,747                   3,178
                                                                         ---------               ---------
                                                                           282,986                 276,819
     Accumulated depreciation                                             (104,903)                (91,204)
                                                                         ---------               ---------
          Net property, plant and equipment                                178,083                 185,615
                                                                         ---------               ---------
Goodwill                                                                        --                  31,863
Intangibles, net                                                             1,136                   1,227
Other assets                                                                13,350                  13,501
                                                                         ---------               ---------
          Total assets                                                   $ 256,707               $ 306,279
                                                                         =========               =========


                                               LIABILITIES
Current liabilities:
     Current portion of long-term debt                                   $   6,121               $   9,464
     Accounts payable                                                       43,518                  39,091
     Accrued expenses                                                       21,153                  32,525
                                                                         ---------               ---------
          Total current liabilities                                         70,792                  81,080

Long-term debt                                                                  --                   5,072
Long-term debt - Oregon Steel Mills, Inc.                                  219,472                 230,258
Long-term debt - New CF&I, Inc.                                             21,756                  21,756
Environmental liability                                                     28,486                  28,465
Deferred employee benefits                                                   8,734                   8,024
                                                                         ---------               ---------
          Total liabilities                                                349,240                 374,655
                                                                         ---------               ---------
Contingencies (Note 3)

                                              PARTNERS' DEFICIT
General partner                                                            (87,821)                (65,094)
Limited partners                                                            (4,712)                 (3,282)
                                                                         ---------               ---------
                                                                           (92,533)                (68,376)
                                                                         ---------               ---------
                                                                         $ 256,707               $ 306,279
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




                                                     CF&I STEEL, L.P.
                                                   STATEMENTS OF INCOME
                                                      (In thousands)
                                                        (Unaudited)

                                                            THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                               SEPTEMBER 30,                            SEPTEMBER 30,
                                                       ----------------------------           -----------------------------
                                                         2002                2001                 2002                2001
                                                       --------           ---------           ---------           ---------
SALES:
     Product sales                                     $ 77,790           $  68,493           $ 234,912           $ 213,397
     Freight                                              3,438               3,896              10,615              12,552
     Electricity sales                                       --                  --                  --               2,106
                                                       --------           ---------           ---------           ---------
                                                         81,228              72,389             245,527             228,055
COSTS AND EXPENSES:
     Cost of sales                                       67,241              60,426             204,323             203,483
     Gain on sale of assets                                 (86)                (18)             (1,109)                (18)
     Selling, general and administrative
          expenses                                        5,036               7,253              15,129              17,533
                                                       --------           ---------           ---------           ---------
                                                         72,191              67,661             218,343             220,998
                                                       --------           ---------           ---------           ---------
          Operating income                                9,037               4,728              27,184               7,057

OTHER INCOME (EXPENSE):
     Interest expense, net                               (6,334)             (7,437)            (20,277)            (22,634)
     Other, net                                              77                 165                 799                 296
                                                       --------           ---------           ---------           ---------
     Income (loss) before cumulative effect
          of change in accounting principle               2,780              (2,544)              7,706             (15,281)
Cumulative effect of change in accounting
          principle                                          --                  --             (31,863)                 --
                                                       --------           ---------           ---------           ---------
NET INCOME (LOSS)                                      $  2,780           $  (2,544)          $ (24,157)          $ (15,281)
                                                       ========           =========           =========           =========




                              The accompanying notes are an integral part of the financial statements.





                                CF&I STEEL, L.P.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                           ----------------------------------
                                                                               2002                   2001
                                                                           ----------              ----------
Cash flows from operating activities:
    Net loss                                                               $ (24,157)              $ (15,281)
    Adjustments to reconcile net loss to net cash provided by
        operating activities:
          Cumulative effect of change in accounting principle                 31,863                      --
          Depreciation and amortization                                       13,850                  12,891
          Gain on sale of operating and non-operating assets                 (1,108)                    (18)
          Other, net                                                            (240)                     --
          Changes in operating assets and liabilities, net:
            Trade accounts receivable                                          7,201                   7,453
            Inventories                                                        2,587                   9,086
            Operating liabilities                                             (5,422)                 (3,992)
            Other, net                                                          (613)                 (1,290)
                                                                           ---------               ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     24,200                   8,849
                                                                           ---------               ---------

Cash flows from investing activities:
    Additions to property, plant and equipment                                (6,402)                 (6,270)
    Proceeds from sale of  operating and non-operating assets                  1,403                     260
                                                                           ---------               ---------
NET CASH USED IN INVESTING ACTIVITIES                                         (4,999)                 (6,010)
                                                                           ---------               ---------

Cash flows from financing activities:
    Borrowings from related parties                                           93,780                 102,280
    Payments to related parties                                             (104,566)               (100,907)
    Payment of long-term debt                                                 (8,415)                 (4,212)
                                                                           ---------               ---------
NET CASH USED IN FINANCING ACTIVITIES                                        (19,201)                 (2,839)
                                                                           ---------               ---------

Net increase in cash and cash equivalents                                         --                      --
Cash and cash equivalents at beginning of period                                  --                       2
                                                                           ---------               ---------
Cash and cash equivalents at end of period                                 $      --               $       2
                                                                           =========               =========

Supplemental disclosures of cash flow information:
   Cash paid for:
        Interest                                                           $  20,264               $  21,478
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

                                CF&I STEEL, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.       BASIS OF PRESENTATION
         ---------------------

         The financial statements include the accounts of CF&I Steel, L.P. ("CF&I"). Oregon Steel Mills, Inc. ("Oregon Steel") owns an 87 percent interest in New CF&I, Inc. ("Company") which owns a 95.2% interest in CF&I. Oregon Steel also owns directly an additional 4.3% interest in CF&I. In January 1998, CF&I assumed the trade name of Rocky Mountain Steel Mills.

         The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to CF&I's 2001 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141,"BUSINESS COMBINATIONS," and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," collectively referred to as the "Standards." SFAS No. 141 supersedes Accounting Principles Board Opinion (APB) No. 16, "BUSINESS COMBINATIONS." The provisions of SFAS No. 141 (1) require that the purchase method of accounting be used for all business combinations initiated after September 30, 2001, and (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS No. 141 also requires that, upon adoption of SFAS No. 142, CF&I reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS No. 142 supersedes APB 17, "INTANGIBLE ASSETS," and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. CF&I adopted the provisions of SFAS No. 141 and 142 during its first quarter ended March 31, 2002. See Note 4 for further information.

         On October 3, 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." SFAS No. 144 supersedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "REPORTING RESULTS OF OPERATIONS AND REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value, less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 was effective for CF&I for the year beginning January 1, 2002. The adoption of this standard did not have a material effect on CF&I's financial statements.

         In May 2002, the FASB issued SFAS No. 145, "RECISSION OF FAS NOS. 4, 44, AND 64, AMENDMENT OF FAS 13, AND TECHNICAL CORRECTIONS." Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS" are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. CF&I does not believe that the adoption of this statement will have a material impact on its consolidated financial statements.

         In July of 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS AND FOR OBLIGATIONS ASSOCIATED WITH DISPOSAL ACTIVITIES." SFAS No. 146 addresses the differences in accounting for long-lived assets and operations (segments) to be disposed of under SFAS No. 121 and APB No. 30 and accounting for costs associated with those and other disposal activities, including restructuring activities, under Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS No. 146 is effective for disposal activities after December 31, 2002, with early application encouraged. CF&I does not believe that the adoption of this statement will have a material impact on its consolidated financial statements.

         Certain reclassifications have been made in prior periods to conform to the current year presentation. Such reclassifications do not affect results of operations as previously reported.


2.       INVENTORIES
         -----------

      Inventories consist of:
                                            SEPTEMBER 30,        DECEMBER 31,
                                                2002                 2001
                                          ---------------        ------------
                                                   (IN THOUSANDS)

      Raw materials                           $  8,309               $  9,711
      Semi-finished product                      6,100                  9,610
      Finished product                          11,896                  9,752
      Stores and operating supplies              6,932                  6,751
                                              --------               --------
            Total inventory                   $ 33,237               $ 35,824
                                              ========               ========

3.       CONTINGENCIES
         -------------

Environmental Matters
---------------------

         All material environmental remediation liabilities for non-capital expenditures, which are probable and estimable, are recorded in the financial statements based on current technologies and current environmental standards at the time of evaluation. Adjustments are made when additional information is available that suggests different remediation methods or periods may be required and affect the total cost. The best estimate of the probable cost within a range is recorded; however, if there is no best estimate, the low end of the range is recorded and the range is disclosed.

         In connection with the acquisition of the steelmaking and finishing facilities located at Pueblo, Colorado ("Pueblo Mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At September 30, 2002, the accrued liability was $30.2 million, of which $26.6 million was classified as non-current on the consolidated balance sheet.

         The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the second quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the "State Consent Decree"). The State Consent Decree provides for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services. CF&I is also required to make certain capital improvements expected to cost approximately $20 million, including converting to the new single New Source Performance Standards Subpart AAa ("NSPS AAa") compliant furnace discussed below. The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration ("PSD") air permit. CF&I applied for the PSD permit in April 2002. Terms of that permit are still under discussion with the State and it has not yet been issued.

         In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals, and that appeal is pending. CF&I has negotiated a settlement in principal of this matter with EPA. Under that agreement and overlapping with the commitments made to the CDPHE described below, CF&I will commit to the conversion to the new NSPS AAa compliant furnace (to be completed approximately two years after permit approval and expected to cost, with all related emission control improvements, approximately $20 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. Once the settlement agreement is finalized, the EPA will file two proposed federal Consent Decrees, which, if approved by the courts, will fully resolve all NSPS and PSD issues. At that time CF&I will dismiss its appeal against the EPA. If the proposed settlement with the EPA is not finalized, which appears unlikely, it would not be possible to estimate the liability if there were ultimately an adverse determination of this matter.

         In response to the CDPHE settlement and the resolution of the EPA action, CF&I has accrued $ 3.0 million as of September 30, 2002 for possible fines and non-capital related expenditures.

         In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the Clean Air Act ("CAA") requiring that the furnace subject to the EPA action to operate in compliance with NSPS AA standards. This permit was modified in April 2002 to incorporate the longer compliance schedule that is part of the settlement with the CDPHE and is part of the negotiations with the EPA. In September 2002, the Company submitted a request for a further extension of certain of the Title V compliance deadlines, consistent with a joint petition by the State and the Company for an extension of the same deadlines in the State Consent Decree. This modification gives CF&I adequate time (at least 10 months after CDPHE issues the PSD permit) to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and, if necessary, purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices at costs comparable to internally generated billets. Pricing and availability of billets is subject to significant volatility. However, the Company believes that near term supplies of billets will continue to be available in sufficient quantities at favorable prices.

         In a related matter, in April 2000 the United Steelworkers of America (the "Union") filed suit in U.S. District Court in Denver, Colorado, asserting that the Company and CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. The Union sought declaratory judgement regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney's fees. On July 6, 2001, the presiding judge dismissed the suit. The Union has appealed the decision and the Company is defending the appeal. While the Company does not believe the suit will have a material adverse effect on its results of operations, the result of litigation such as this is difficult to predict and an adverse outcome with significant penalties is possible. It is not presently possible to estimate the liability if there is ultimately an adverse determination on appeal.
..
Labor Dispute
-------------

         The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997, the Union initiated a strike at CF&I for approximately 1,000 bargaining unit employees. The parties, however, failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, CF&I was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of new hires, striking employees who returned to work, contractors and salaried employees.

         On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of September 30, 2002, approximately 710 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At September 30, 2002, approximately 220 Unreinstated Employees remain unreinstated.

         On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, the Company has been returning Unreinstated Employees to jobs as positions became open. As noted above, there were approximately 220 Unreinstated Employees as of September 30, 2002. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded in February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees. The Company does not believe that final judicial action on the strike issues is likely for at least two to three years.

         In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay, including benefits, plus interest, from the date of the Union's unconditional offer to return to work through the date of their reinstatement or a date deemed appropriate by the NLRB or an appellate court. The number of Unreinstated Employees entitled to back pay may be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Back pay is generally determined by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable working conditions and compensation. Any estimate of the potential liability for back pay will depend significantly on the ability to assess the amount of interim wages earned by these employees since the beginning of the strike, as noted above. Due to the lack of accurate information on interim earnings for both reinstated and Unreinstated Employees and sentiment of the Union towards the Company, it is not currently possible to obtain the necessary data to calculate possible back pay. In addition, the NLRB's findings of misconduct by the Union may mitigate any back pay award with respect to any Unreinstated Employees proven to have taken part or participated in acts of misconduct during and after the strike. Thus, it is not presently possible to estimate the liability if there is ultimately an adverse determination against CF&I. An ultimate adverse determination against CF&I on these issues may have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flows. CF&I does not intend to agree to any settlement of this matter that will have a material adverse effect on the Company. In connection with the ongoing labor dispute, the Union has undertaken certain activities designed to exert public pressure on CF&I. Although such activities have generated some publicity in news media, CF&I believes that they have had little or no material impact on its operations.


GUARANTEES AND FINANCING ARRANGEMENTS

         On July 15, 2002, Oregon Steel issued $305 million of 10% First Mortgage Notes due 2009 ("10% Notes") in a private offering at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The proceeds of this issuance were used to redeem Oregon Steel's 11% First Mortgage Notes due 2003 (including interest accrued from June 16, 2002 until the redemption date of August 14, 2002), refinance its existing credit agreement, and for working capital and general corporate purposes. The existing credit agreement was replaced with a new $75 million credit facility that will expire on June 30, 2005.

         The Company and CF&I (collectively "Guarantors") guarantee the obligations of Oregon Steel under the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable and inventory. On August 16 2002, Oregon Steel along with New CF&I and CF&I, L.P. filed a registration statement on Form S-4 to exchange the 10% Notes for notes with substantially identical terms registered with the Securities and Exchange Commission.

         In addition, as of September 30, 2002, Oregon Steel, New CF&I, CF&I, and C&W are borrowers under a $75 million revolving credit facility ("Credit Agreement") that is collateralized, in part, by certain equity and intercompany interests, accounts receivable and inventory of New CF&I and CF&I. The Credit Agreement contains various restrictive covenants including a minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital expenditures, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. The Company was in compliance with such covenants at September 30, 2002.


LIQUIDITY

         CF&I experienced a net loss for the nine months ended September 30, 2002. Contributing to the adverse results was the interest paid by CF&I to Oregon Steel for its financing and the write-off of impaired goodwill associated with the adoption of SFAS No. 142. CF&I has been able to fulfill its needs for working capital and capital expenditures, due in part to the financing arrangement with Oregon Steel. CF&I expects that operations will continue for the remainder of 2002, with the realization of assets and discharge of liabilities in the ordinary course of business. CF&I believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to CF&I and, although the demand for repayment of the obligation in full is not expected during 2002, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that CF&I would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to CF&I.

4.       GOODWILL AND INTANGIBLE ASSETS
         ------------------------------

         Effective January 1, 2002, CF&I adopted SFAS No.142, "GOODWILL AND OTHER INTANGIBLE ASSETS." As part of this adoption, the Company ceased amortizing all goodwill and assessed goodwill for possible impairment. As an initial step, the Company tested goodwill impairment within CF&I, the only reporting unit.

         As required under the transitional accounting provisions of SFAS No. 142, CF&I completed the steps required to identify and measure goodwill impairment at CF&I. This reporting unit was measured for impairment by comparing implied fair value of the reporting unit's goodwill with the carrying amount of the goodwill. As a result, the entire goodwill at CF&I was written off during the first quarter of 2002 in the amount of $31.9 million and was recognized as a cumulative effect of a change in accounting principle. Historical earnings and applying an earnings multiple resulted in the identification of an impairment that was recognized at the reporting units. The implementation of SFAS No. 142 required the use of judgements, estimates and assumptions in the determination of fair value and impairment amounts related to the required testing. Prior to adoption of SFAS No. 142, CF&I had historically evaluated goodwill for impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which did not result in an indicated impairment.

         Additionally, pursuant to SFAS No. 142, CF&I completed its reassessment of finite intangible asset lives, which consists of proprietary technology at CF&I. Based on this reassessment, no adjustment was needed on the proprietary technology. CF&I does not have any other acquired intangible assets, whether finite or indefinite-lived assets.

         Listed below are goodwill and intangibles of CF&I. Also included is a report of what adjusted earnings would have been if amortization had not taken place for the three and nine months ended September 30, 2002.

GOODWILL - ADOPTION OF SFAS NO. 142
-----------------------------------

         The Company applied the FAS 142 rules in accounting of goodwill and intangibles and $31.9 million of goodwill was written off in the first quarter of 2002. During the first nine months of 2002, no additional goodwill was acquired. There was no remaining goodwill at September 30, 2002.

INTANGIBLES
-----------

         The carrying amount of intangible assets and the associated amortization expenses are as follows:

                                                 AS OF SEPTEMBER 30, 2002
                                            ------------------------------------
                                            GROSS CARRYING           ACCUMULATED
                                                 AMOUNT             AMORTIZATION
                                            --------------          ------------
                                                       (IN THOUSANDS)

AMORTIZED INTANGIBLE ASSETS (FN1):
--------------------------------
     Proprietary Technology                            $1,892            $(756)
                                                       ======            =====

AGGREGATE AMORTIZATION EXPENSE:                         2002              2001
-------------------------------                        ------            -----
     For the three months ended                        $   30            $  30
     For the nine months ended                         $   91            $  91




ESTIMATED AMORTIZATION EXPENSE:
-------------------------------
    For the year ended 12/31/02                        $  122
    For the year ended 12/31/03                        $  122
    For the year ended 12/31/04                        $  122
    For the year ended 12/31/05                        $  122
    For the year ended 12/31/06                        $  122

         (FN1) Weighted average amortization period is 16 years.

         The following adjusts reported net income (loss) to exclude goodwill amortization:

                                          FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                          SEPTEMBER 30, (IN THOUSANDS)             SEPTEMBER 30, (IN THOUSANDS)
                                          ----------------------------            -----------------------------
                                           2002                2001                 2002                 2001
                                          ------             --------             --------            ---------
Goodwill amortization                     $   --             $  (255)             $     --            $   (765)
                                          ------             -------              --------            --------

Net income (loss)                          2,780              (2,544)              (24,157)            (15,281)
Add back:  Goodwill amortization              --                 255                    --                 765
                                          ------             -------              --------            --------
Adjusted net income (loss)                $2,780             $(2,289)             $(24,157)           $(14,516)
                                          ======             =======              ========            ========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

         The following information contains forward-looking statements, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements made in this report that are not statements of historical fact are forward-looking statements. Forward-looking statements made in this report can be identified by forward-looking words such as, but not limited to, "expect," "anticipate," "believe," "intend," "plan," "seek," "estimate," "continue," "may," "will," "would," "could," and similar expressions. These forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. These risks and uncertainties include, but are not limited to, general business and economic conditions; competitive products and pricing, as well as fluctuations in demand; the supply of imported steel and subsidies provided by foreign governments to support steel companies domiciled in their countries; changes in U.S. or foreign trade policies affecting steel imports or exports; potential equipment malfunction; work stoppages; plant construction and repair delays; reduction in electricity supplies and the related increased costs and possible interruptions of supply; changes in the availability and costs of raw materials and supplies used by the Company; costs of environmental compliance and the impact of governmental regulations; risks related to the outcome of the pending union dispute; and failure of the Company to predict the impact of lost revenues associated with interruption of the Company's, its customers' or suppliers' operations.

         The New CF&I, Inc. ("Company") consolidated financial statements include the accounts of CF&I Steel, L.P. ("CF&I"), a 95.2% owned subsidiary, and the Colorado and Wyoming Railway Company, a wholly-owned short-line railroad, serving principally the steel mill in Pueblo, Colorado ("Pueblo Mill"). For the three and nine months ended September 30, 2002, sales of CF&I were 98.0% and 97.9%, respectively, compared to 97.5% and 97.8% for corresponding periods in 2001, of the consolidated sales of the Company. For the three and nine months ended September 30, 2002, cost of sales of CF&I were 98.3% and 98.2%, respectively, compared to 98.0% and 98.1% for the same periods in 2001, of the consolidated cost of sales of the Company.


Results of Operations
---------------------

         The following table sets forth for the Company tonnage sold, sales and average selling price per ton:

                                             Three Months Ended           Nine Months Ended
                                                September 30,               September 30,
                                          -----------------------       -----------------------
                                              2002         2001            2002           2001
                                          --------       --------       --------       --------
Tonnage sold:
    Rail                                    88,843         56,027        288,728        166,673
    Rod and Bar                            108,116        115,828        328,358        321,940
    Seamless Pipe (FN1)                     11,433         17,482         20,725         84,532
    Semi-finished
                                                --            318          2,584          4,485
                                           -------        -------        -------        -------
      Total                                208,392        189,655        640,395        577,630
                                           -------        -------        -------        -------


Product sales (in thousands): (FN2)       $ 79,434       $ 70,232       $240,261       $218,187
Average selling price per ton: (FN2)      $    381       $    370       $    375       $    378



(FN1)The Company suspended operation of the seamless pipe mill from November
     2001 to April 2002 and from mid-August 2002 to mid-September 2002.

(FN2)Product sales and average selling price per ton exclude freight revenues in the three and nine months ended September 30, 2002 and 2001 and the sale of electricity in the three and nine months ended September 30, 2001.


         SALES. The Company's product sales of $79.4 million and $240.3 million increased 13.1% and 10.1% for the three and nine months ended September 30, 2002, compared to $70.2 million and $218.2 million for the same periods in 2001. For the three and nine months ended September 30, 2002, the Company shipped 208,392 tons and 640,395 tons of rail, rod and bar, seamless pipe and semi-finished products at an average selling price of $381 and $375 per ton, respectively, compared to 189,655 tons and 577,630 tons of product at an average selling price of $370 and $378 per ton for the same periods in 2001. The increase in shipments is a result of an increase in rail and rod product shipments, partially offset by a decrease in seamless pipe and semi-finished shipments. The decrease in the average annual selling price is a result of the shift in product mix from seamless pipe to the Company's rail and rod and bar products. Average selling prices for rail and rod and bar products increased for the three and nine months ended September 30, 2002, as compared to the same periods in 2001; however, a decrease in average selling price still occurred for the nine months ended September 30, 2002, due to significantly reduced sales of seamless pipe, which has the highest average selling price of the Company's products.

         GROSS PROFITS. The Company's gross profit was $14.5 million and $42.7 million for the three and nine months ended September 30, 2002, or 17.5% and 17.0% of sales, compared to $12.5 million and $25.7 million, or 16.9% and 11.0% of sales, for the same periods in 2001. The increase of $2.0 million and $17.0 million, respectively, was primarily attributed to $21.0 million and $12.0 million increased profitability in rail and rod and bar products, which was the result of lower manufacturing costs and an increase in average product selling price, offset in part by a $10.0 million decrease in gross margin due to declined seamless pipe product sales and no electricity sales in 2002.

         SELLING, GENERAL & ADMINISTRATIVE. The Company's selling, general and administrative expenses ("SG&A") of $5.7 million for the three months ended September 30, 2002 decreased by 27.8%, from $7.9 million for the same period in 2001. For the nine months ended September 30, 2002, SG&A expenses decreased 11.4% to $17.1 million, compared to $19.3 million for the corresponding period of 2001. SG&A expenses decreased in the third quarter primarily due to reduced shipping costs and commissions paid for seamless pipe sales.

          INTEREST EXPENSE. Total interest expense of $6.0 million and $19.3 million for the three and nine months ended September 30, 2002 decreased by 15.1% and 9.8%, from $7.1 million and $21.4 million, respectively, for the same periods of 2001. Lower interest expense is due to a decrease in the average borrowing outstanding for the 2002 periods.

         INCOME TAX EXPENSE. The Company's effective income tax rate was 41.7% for the nine months ended September 30, 2002, as compared to a tax benefit of 37.4% for the corresponding period in 2001. The effective income tax rate for the third quarter of 2002 varied principally from the combined state and federal statutory rate due to an increase in the valuation allowance for state tax credit carry-forwards and non-deductible fines and penalties.

Liquidity and Capital Resources
-------------------------------

      Cash flow provided by operations for the nine months ended September 30, 2002 was $24.2 million compared to $10.0 million cash flow provided by operations for the corresponding period of 2001. The items primarily affecting the $14.2 million increase in cash flow include a non-cash provision for deferred income taxes of $7.2 million, a decrease in inventory of $2.6 million for the nine months ended September 30, 2002, versus a decrease in inventory of $9.1 million for the corresponding period in 2001, and a positive income before the cumulative effect of change in accounting principle of $4.6 million for the first nine months of 2002 versus a net loss of $8.6 million for the first nine months of 2001. A non-cash transaction during the first quarter of 2002 relating to the write-off of $31.9 million worth of goodwill resulted in a cumulative effect of change in accounting principle of $19.1 million (net of $11.3 million tax effect and $1.5 million of minority interest impact).

      Net working capital at September 30, 2002 increased $2.5 million compared to December 31, 2001, reflecting a $9.3 million decrease in current assets and $11.8 million decrease in current liabilities. The increase in current assets was primarily due to decreased inventories and accounts receivables ($8.8 million and $2.6 million, respectively). Net accounts receivables for the nine months ended September 30, 2002, as measured in average daily sales outstanding, decreased to 37 days, as compared to 59 days for the corresponding period in 2001. The decrease is attributed to an increased effort on collections of receivables, faster turnover of rail product receivables from customers paying earlier in order to utilize cash discounts, and a decrease in sale of seamless pipe. Seamless pipe has standard payment terms of net 60 days versus terms of net 30 days for other products. The decrease in current liabilities was primarily due to a $8.5 million decrease in accounts payable and accrued expenses and $3.3 million payment of CF&I debt.

      During the first nine months of 2002, the Company expended approximately $6.3 million, excluding capitalized interest, on capital projects. For the fourth quarter of 2002, the Company expects capital expenditure to be approximately $1.5 million.

      Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term, are provided through a loan from Oregon Steel. As of September 30, 2002, $219.5 million of aggregate principal amount of the loan was outstanding, all of which was classified as long-term. The loan includes interest on the daily amount outstanding at the rate of 10.6%. The principal is due on demand or, if no demand is made, due December 31, 2004. Interest on the principal amount of the loan is payable monthly. Because the loan from Oregon Steel is due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future.

      The Company has been able to fulfill its needs for working capital and capital expenditures, due in part to the financing arrangement with Oregon Steel. The Company expects that operations will continue for the remainder of 2002, with the realization of assets and discharge of liabilities in the ordinary course of business. The Company believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to the Company and, although the demand for repayment of the obligation in full is not expected during 2002, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that the Company would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs, and if available, that such financing would be on terms as favorable to the Company as that provided by Oregon Steel. The failure of either the Company or Oregon Steel to maintain their current financing arrangements would likely have a material adverse impact on the Company and CF&I.

      Term debt of $67.5 million was incurred by the Company as part of the purchase price of the Pueblo Mill on March 3, 1993. This debt is without stated collateral and is payable over 10 years with interest at 9.5%. As of September 30, 2002, the outstanding balance on the debt was $6.1 million, of which the entire amount was classified as short-term.

      On July 15, 2002 Oregon Steel issued $305 million of 10% Notes in a private offering at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The proceeds of this issuance were used to redeem Oregon Steel's 11% Notes (including interest accrued from June 16, 2002 until the redemption date of August 14, 2002), refinance its existing credit agreement, and for working capital and general corporate purposes. The old credit agreement, which was to expire on September 30, 2002, was replaced on July 15, 2002 with a new $75 million credit facility that will expire on June 30, 2005. As of September 30, 2002, Oregon Steel had outstanding $305 million principal amount of 10% Notes, which bear interest at 10%. New CF&I, Inc. and CF&I Steel, L.P. (the "Guarantors") guarantee the 10% Notes. The Notes and the guarantees are secured by a lien on substantially all the property, plant and equipment and certain other assets of the Guarantors. The collateral does not include, among other things, accounts receivable and inventory. The Indenture under which the 10% Notes are issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the Oregon Steel's net income in relation to its fixed charges, as defined. Under these restrictions, there was no amount available for cash dividends at September 30, 2002.

      On August 16, 2002, the Company filed a registration statement on Form S-4 to exchange the 10% Notes for notes with substantially identical terms registered with the Securities and Exchange Commission.

      As of September 30, 2002, Oregon Steel, New CF&I, Inc., CF&I Steel, L.P., and Colorado and Wyoming Railway Company are borrowers under the Credit Agreement, which will expire on June 30, 2005. At September 30, 2002, the amount available was the lesser of $70 million or the sum of the product of eligible domestic accounts receivable and inventory balances and specified advance rates. The Credit Agreement is secured by these assets in addition to a security interest in certain equity and intercompany interests. Amounts under the Credit Agreement bear interest based on either (1) the prime rate plus a margin ranging from 0.25% to 1.00%, or (2) the adjusted LIBO rate plus a margin ranging from 2.50% to 3.25%. Unused commitment fees range from 0.25% to 0.50%. As of September 30, 2002, there was no outstanding balance due under the Credit Agreement. Had there been new borrowings, the average interest rate for the Credit Agreement would have been 5.5%. The unused line fees were 0.50%. Beginning April 1, 2003, the margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on a leverage ratio. The Credit Agreement contains various restrictive covenants including a minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital expenditures, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. At September 30, 2002, $5.0 million was restricted under the credit agreement and $6.7 million was restricted under outstanding letters of credit and $63.3 million was available under the Credit Agreement.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    No material changes.




ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

         The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls
----------------------------

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

 PART II                        OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

      See Part 1, Item 1 "Notes to Consolidated Financial Statements - Note 3, Contingencies" for discussion of (a) the lawsuit initiated by the Union alleging violations of the CAA, (b) the environmental issues at CF&I, and (c) the status of the labor dispute at CF&I.

      The Company is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition of the Company.

      The Company maintains insurance against various risks, including certain types of tort liability arising from the sale of its products. The Company does not maintain insurance against liability arising out of waste disposal, or on-site remediation of environmental contamination because of the high cost of that coverage. There is no assurance that the insurance coverage carried by the Company will be available in the future at reasonable rates, if at all.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

         4.1 Indenture, dated as of July 15, 2002, by and among Oregon Steel Mills, U.S. Bank National Association, as trustee, and New CF&I, Inc., and CF&I Steel, L.P., as guarantors. (Filed as exhibit 4.1 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein).

         4.2  First Amendment to Oregon Steel Mills, Inc. Indenture.

         4.3 Exchange and Registration Rights Agreement, dated July 15, 2002, between Oregon Steel Mills and Goldman, Sachs & Co.
             (Filed as exhibit 4.2 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein).

         4.4 Security Agreement, dated as of July 15, 2002, between Oregon Steel Mills and U.S. Bank National Association. (Filed as exhibit
              4.3 to the Registration Statement on Form S-4 (SEC Reg.
              No. 333-98249) and incorporated by reference herein).

         4.5 Security Agreement, dated as of July 15, 2002, between CF&I Steel, L.P. and U.S. Bank National Association. (Filed as exhibit 4.4 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein).

         4.6 Security Agreement, dated as of July 15, 2002, between New CF&I, Inc. and U.S. Bank National Association. (Filed as exhibit 4.5 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein).

         4.7 Intercreditor Agreement, dated July 15, 2002 between U.S. Bank National Association and Textron Financial Corporation. (Filed as exhibit 4.6 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein).

         4.8 Form of Deed of Trust, Assignment of Rents and Leases and Security Agreement. (Filed as exhibit 4.7 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein).

         4.9 Form of Global Note. (Filed as exhibit 4.8 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein).

         4.10 Guarantee of CF&I Steel, L.P. (Filed as exhibit 4.9 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein).

         4.11 Guarantee of New CF&I, Inc. (Filed as exhibit 4.10 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein).

         10.1 Credit Agreement, dated as of July 12, 2002, among Oregon Steel Mills, Inc., New CF&I, Inc., CF&I Steel, L.P. and Colorado & Wyoming Railway Company as borrowers, the financial institutions that are or may from time to time become parties thereto, as Lenders, Textron Financial Corporation, as Agent for the Lenders, and GMAC Business Credit LLC, as Co-Managing Agent. (Filed as exhibit 10.1 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein).

         10.2 Security Agreement, dated as of July 12, 2002, among Oregon Steel Mills, Inc., New CF&I, Inc., CF&I Steel, L.P. and the Agent for the Lenders. (Filed as exhibit 10.2 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein).

         99.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


       (b)    Reports on Form 8-K

                   On August 14, 2002, a Form 8-K was filed by the Company with attachment of the CEO and CFO certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 NEW CF&I, INC.


Date:   November 12, 2002                       /s/  Jeff S. Stewart
                                              ----------------------------
                                                    Jeff S. Stewart
                                                  Corporate Controller



                                                CF&I STEEL, L.P.
                                               ---------------------------
                                               By:  New CF&I, Inc.
                                                 General Partner



Date:   November 12, 2002                      /s/  Jeff S. Stewart
                                              ----------------------------
                                                 Jeff S. Stewart
                                               Corporate Controller
                                                  New CF&I, Inc.

                                 CERTIFICATIONS

I, Joe E. Corvin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of New CF&I Inc. and CF&I Steel, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 12, 2002                            /s/ Joe E. Corvin
                                           ------------------------------------
                                                       Joe E. Corvin
                                           President and Chief Executive Officer

I, L. Ray Adams, certify that:

1. I have reviewed this quarterly report on Form 10-Q of New CF&I Inc. and CF&I Steel, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 12, 2002                      /s/ L . Ray Adams
                                        ---------------------------------------
                                                   L . Ray Adams
                                             Vice President - Finance,
                                        Chief Financial Officer, and Treasurer