Form 10-Q/A
period 2002-09-30
CF&I STEEL L P
filed 2002-11-18
CIK 1008914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


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

                                      -3-




                                 NEW CF&I, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                Nine Months Ended September 30,
                                                                                --------------------------------
                                                                                    2002                 2001
                                                                                ----------            ----------
Cash flows from operating activities:
    Net loss                                                                    $ (14,495)            $  (8,617)
    Adjustments to reconcile net loss to net cash provided by
      operating activities:
         Cumulative effect of change in accounting principle, net of tax,
            net of minority interest                                               19,070                    --
         Depreciation and amortization                                             14,015                12,951
         Deferred income taxes                                                      2,197                (5,171)
         Minority interests                                                           371                  (841)
         Gain on sale of operating and non-operating assets                        (1,108)                  (18)
         Other, net                                                                  (413)                   --
         Changes in operating assets and liabilities, net:
           Trade accounts receivable                                                9,022                 8,157
           Inventories                                                              2,572                 9,076
           Operating liabilities                                                   (6,616)               (5,022)
           Other, net                                                                (381)                 (532)
                                                                                ---------             ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          24,234                 9,983
                                                                                ---------             ---------

Cash flows from investing activities:
    Additions to property, plant and equipment                                     (6,436)               (7,530)
    Proceeds from sales of operating and non-operating assets                       1,403                   386
                                                                                ---------             ---------
NET CASH USED IN INVESTING ACTIVITIES                                              (5,033)               (7,144)
                                                                                ---------             ---------

Cash flows from financing activities:
    Borrowings from Oregon Steel Mills, Inc.                                       93,780               102,280
    Payments to Oregon Steel Mills, Inc.                                         (104,566)             (100,907)
    Payment of long-term debt                                                      (8,415)               (4,212)
                                                                                ---------             ---------
NET CASH USED IN FINANCING ACTIVITIES                                             (19,201)               (2,839)
                                                                                ---------             ---------

Net increase in cash and cash equivalents                                              --                    --
Cash and cash equivalents at beginning of period                                        3                     5
                                                                                ---------             ---------
Cash and cash equivalents at end of period                                      $       3             $       5
                                                                                =========             =========

Supplemental disclosures of cash flow information:
   Cash paid for:
       Interest                                                                 $  20,264             $  21,478
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
                                                      ======           =======            ========            =======



                                     CF&I STEEL, L.P.
                                      BALANCE SHEETS
                                      (In thousands)
                                        (Unaudited)

                                                                       SEPTEMBER 30,             DECEMBER 31,
                                                                           2002                      2001
                                                                       -------------             ------------

                                                 ASSETS
Current assets:
     Cash and cash equivalents                                           $      --               $      --
     Trade accounts receivable, net                                         30,469                  38,178
     Inventories                                                            33,237                  35,824
     Other                                                                     432                      71
                                                                         ---------               ---------
          Total current assets                                              64,138                  74,073
                                                                         ---------               ---------

Property, plant and equipment:
     Land and improvements                                                   3,449                   3,498
     Buildings                                                              18,466                  18,570
     Machinery and equipment                                               256,324                 251,573
     Construction in progress                                                4,747                   3,178
                                                                         ---------               ---------
                                                                           282,986                 276,819
     Accumulated depreciation                                             (104,903)                (91,204)
                                                                         ---------               ---------
          Net property, plant and equipment                                178,083                 185,615
                                                                         ---------               ---------
Goodwill                                                                        --                  31,863
Intangibles, net                                                             1,136                   1,227
Other assets                                                                13,350                  13,501
                                                                         ---------               ---------
          Total assets                                                   $ 256,707               $ 306,279
                                                                         =========               =========


                                               LIABILITIES
Current liabilities:
     Current portion of long-term debt                                   $   6,121               $   9,464
     Accounts payable                                                       43,518                  39,091
     Accrued expenses                                                       21,153                  32,525
                                                                         ---------               ---------
          Total current liabilities                                         70,792                  81,080

Long-term debt                                                                  --                   5,072
Long-term debt - Oregon Steel Mills, Inc.                                  219,472                 230,258
Long-term debt - New CF&I, Inc.                                             21,756                  21,756
Environmental liability                                                     28,486                  28,465
Deferred employee benefits                                                   8,734                   8,024
                                                                         ---------               ---------
          Total liabilities                                                349,240                 374,655
                                                                         ---------               ---------
Contingencies (Note 3)

                                              PARTNERS' DEFICIT
General partner                                                            (87,821)                (65,094)
Limited partners                                                            (4,712)                 (3,282)
                                                                         ---------               ---------
                                                                           (92,533)                (68,376)
                                                                         ---------               ---------
                                                                         $ 256,707               $ 306,279
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





                                CF&I STEEL, L.P.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                           ----------------------------------
                                                                               2002                   2001
                                                                           ----------              ----------
Cash flows from operating activities:
    Net loss                                                               $ (24,157)              $ (15,281)
    Adjustments to reconcile net loss to net cash provided by
        operating activities:
          Cumulative effect of change in accounting principle                 31,863                      --
          Depreciation and amortization                                       13,850                  12,891
          Gain on sale of operating and non-operating assets                  (1,108)                    (18)
          Other, net                                                            (240)                     --
          Changes in operating assets and liabilities, net:
            Trade accounts receivable                                          7,979                   7,453
            Inventories                                                        2,587                   9,086
            Operating liabilities                                             (6,236)                 (3,992)
            Other, net                                                          (338)                 (1,290)
                                                                           ---------               ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     24,200                   8,849
                                                                           ---------               ---------

Cash flows from investing activities:
    Additions to property, plant and equipment                                (6,402)                 (6,270)
    Proceeds from sale of  operating and non-operating assets                  1,403                     260
                                                                           ---------               ---------
NET CASH USED IN INVESTING ACTIVITIES                                         (4,999)                 (6,010)
                                                                           ---------               ---------

Cash flows from financing activities:
    Borrowings from related parties                                           93,780                 102,280
    Payments to related parties                                             (104,566)               (100,907)
    Payment of long-term debt                                                 (8,415)                 (4,212)
                                                                           ---------               ---------
NET CASH USED IN FINANCING ACTIVITIES                                        (19,201)                 (2,839)
                                                                           ---------               ---------

Net increase in cash and cash equivalents                                         --                      --
Cash and cash equivalents at beginning of period                                  --                       2
                                                                           ---------               ---------
Cash and cash equivalents at end of period                                 $      --               $       2
                                                                           =========               =========

Supplemental disclosures of cash flow information:
   Cash paid for:
        Interest                                                           $  20,264               $  21,478
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