Form 10-K
period 2002-12-31
CF&I STEEL L P
filed 2003-03-20
CIK 1008914

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K
               ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                 NEW CF&I, INC.
      (Exact name of registrant as specified in its charter)

      Delaware                             02-20781                  93-1086900
--------------------------------------------------------------------------------
      (State or other jurisdiction of  (Commission File Number)    (IRS Employer
      incorporation or organization)                             Identification
                                                                     Number)

      1000 S.W. Broadway, Suite 2200, Portland, Oregon             97205
--------------------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip Code)
                              (503) 223-9228
--------------------------------------------------------------------------------
      (Registrant's telephone number, including area code)

                                CF&I STEEL, L.P.
             (Exact name of registrant as specified in its charter)

      Delaware                             02-20779                  93-1103440
--------------------------------------------------------------------------------
      (State or other jurisdiction of  (Commission File Number)    (IRS Employer
      incorporation or organization)                              Identification
                                                                      Number)

      1000 S.W. Broadway, Suite 2200, Portland, Oregon             97205
--------------------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip Code)
                     (503) 223-9228
--------------------------------------------------------------------------------
      (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
           Title of each class             Name of exchange on which registered
           -------------------             ------------------------------------
           Guarantees of 11% First         New York Stock Exchange
           Mortgage Notes due 2003

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No
                                       ---    ---

     State the aggregate market value of the voting stock held by non-affiliates of the registrant.
                                 Not Applicable

     Indicate the number of shares outstanding of each of the registrant's classes of stock as of January 31, 2003:

                                 NEW CF&I, INC.

      COMMON STOCK, $1 PAR VALUE                           200
      --------------------------             --------------------------------
           (Title of Class)                    (Number of shares outstanding)

                      DOCUMENTS INCORPORATED BY REFERENCE:

Proxy statement for Oregon Steel Mills, Inc. Annual Meeting of Stockholders to be held May 1, 2003 is incorporated by reference into Part III of this report.

                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.

                                TABLE OF CONTENTS
ITEM                                                                       PAGE
----                                                                       ----
                                     PART I

   1.     BUSINESS...........................................................  1
              General........................................................  1
              Products.......................................................  2
              Raw Materials .................................................  3
              Marketing and Customers........................................  3
              Competition and Other Market Factors...........................  4
              Environmental Matters..........................................  4
              Labor Matters..................................................  6
              Employees......................................................  7
              Available Information..........................................  7

   2.     PROPERTIES.........................................................  8

   3.     LEGAL PROCEEDINGS..................................................  8

   4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................  8
              Executive Officers of the Registrant...........................  9

                             PART II

   5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS.................................... 10

   6.     SELECTED FINANCIAL DATA............................................ 10

   7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................. 11

   7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
              MARKET RISK.................................................... 15

   8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................ 17

   9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE......................... 49

                            PART III

   10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
and 11.       AND EXECUTIVE COMPENSATION..................................... 50

   12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS................. 52

   13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................... 53

   14.    CONTROLS AND PROCEDURES ........................................... 53

                             PART IV

   15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND
          REPORTS ON FORM 8-K.................................................54
          SIGNATURES..........................................................58
          CERTIFICATIONS......................................................59

                                     PART I

ITEM 1.       BUSINESS

GENERAL

       New CF&I, Inc. ("New CF&I") was incorporated in the State of Delaware on May 5, 1992 as a wholly-owned subsidiary of Oregon Steel Mills, Inc. ("Oregon Steel"). On March 3, 1993, New CF&I acquired a 95.2% interest in a newly formed limited partnership, CF&I Steel, L.P. ("CF&I"), a Delaware limited partnership. The remaining 4.8% interest was owned by the Pension Benefit Guaranty Corporation ("PBGC"). In August of 1994, New CF&I sold a 10% equity interest in New CF&I to a subsidiary of Nippon Steel Corporation ("Nippon"). In connection with that sale, Nippon agreed to license to New CF&I a proprietary technology for producing deep head-hardened ("DHH") rail products as well as to provide certain production equipment to produce DHH rail. In November 1995, Oregon Steel sold equity interests totaling 3% in New CF&I to two subsidiaries of the Nissho Iwai Group ("Nissho Iwai"), a large Japanese trading company. Oregon Steel owns the remaining 87% of New CF&I. In 1997, Oregon Steel purchased the 4.8% interest in CF&I owned by the PBGC. In 1998, Oregon Steel sold a 0.5% interest in CF&I to a subsidiary of Nippon.

       New CF&I purchased the railroad business assets and CF&I purchased substantially all of the steelmaking, fabricating, and metals assets of CF&I Steel Corporation ("CF&I Steel"). These assets are located primarily in Pueblo, Colorado ("Pueblo Mill"). The Pueblo Mill is a steel minimill which produces long-length, standard and head-hardened steel rails, seamless tubular goods ("seamless pipe"), wire rod, and bar products. In January 1998, CF&I assumed the trade name of Rocky Mountain Steel Mills ("RMSM").

       Shortly after the acquisition of the Pueblo Mill in 1993, New CF&I began a series of major capital improvements designed to increase yields, improve productivity and quality and expand the New CF&I's ability to offer specialty rail, rod and bar products. The primary components of the capital improvements at the Pueblo Mill are outlined below.

       STEELMAKING. New CF&I installed a ladle refining furnace and a vacuum degassing facility and upgraded both continuous casters. During 1995, New CF&I eliminated ingot casting and replaced it with more efficient continuous casting methods that allow New CF&I to cast directly into blooms. These improvements expanded the Pueblo Mill steelmaking capacity to 1.2 million tons.

       ROD AND BAR MILL. At the time of its acquisition, the rod and bar mills at the Pueblo Mill were relatively old and located in separate facilities, which resulted in significant inefficiencies as New CF&I shifted production between them in response to market conditions. In 1995, New CF&I commenced operation of a new combination rod and bar mill with a new reheat furnace and a high-speed rod train, capable of producing commodity and specialty grades of rod and bar products. These improvements enable New CF&I to produce a wider range of high margin specialty products, such as high-carbon rod, merchant bar and other specialty bar products, and larger rod coil sizes, which New CF&I believes are preferred by many of its customers.

       RAIL MANUFACTURING. At the time of New CF&I's acquisition of the Pueblo Mill, rail was produced by ingot casting using energy-intensive processes with significant yield losses as the ingots were reheated, reduced to blooms and then rolled into rail. Continuous casting has increased rail yields and decreased rail manufacturing costs. In 1996, New CF&I invested in its railmaking capacity by entering into the agreement with Nippon for the license of its proprietary technology to produce DHH rail, and acquired the production equipment necessary to produce the specialty rail. DHH rail is considered by the rail industry to be longer lasting and of higher quality than rail produced using conventional methods and, accordingly, the DHH rail usually has a corresponding higher average selling price. New CF&I believes it is able to meet the needs of a broad array of rail customers with both traditional and DHH rail.

       SEAMLESS PIPE. Seamless pipe produced at the Pueblo Mill consists of seamless casing, coupling stock and standard and line pipe. Seamless pipe casing is used as a structural retainer for the walls of oil or gas wells. Standard and line pipe are used to transport liquids and gasses both above and underground. New CF&I's seamless pipe mill is equipped to produce the most widely used sizes of seamless pipe (7" outside diameter through 10-3/4" outside diameter) in all standard lengths. New CF&I's production capability includes carbon and heat treated tubular products. New CF&I also sells semi-finished seamless pipe (referred to as green tubes) for processing and finishing by others.

       See Part I, Item 2, "Properties", for discussion of the operating capacities of the Pueblo Mill.

PRODUCTS

       The following chart identifies New CF&I's principal products and the primary markets for those products.

                   Products                         Markets
                   --------                         -------

                   Rail                             Rail transportation

                   Rod and Bar products             Construction
                                                    Durable goods
                                                    Capital equipment

                   Seamless pipe                    Oil and petroleum producers

                   Semi-finished                    Seamless tube mills


       The following table sets forth for the periods indicated the tonnage shipped and New CF&I's total shipments by product class.


                                                  TONS SHIPPED
                                   --------------------------------------------
     PRODUCT CLASS                   2002             2001               2000
     -------------                 -------           -------            -------

     Rail                          384,100           246,000            314,700
     Rod and Bar                   419,700           432,500            395,100
     Seamless Pipe (FN1)            30,000            97,700             10,400
     Semi-finished                   2,700             4,700             36,800
                                   -------           -------            -------
          Total                    836,500           780,900            757,000
                                   =======           =======            =======

---------------------
(FN1) Due to market conditions, operation at the seamless pipe mill was suspended from May 1999 to September 2000, from November 2001 to April 2002 and from mid-August 2002 to mid-September 2002.

       RAIL. New CF&I produces standard carbon and high-strength head-hardened rail at its Pueblo Mill. The Pueblo Mill is the sole manufacturer of rail west of the Mississippi River and one of only two rail manufacturers in the Western Hemisphere. Rails are manufactured in the six most popular rail weights (ranging from 115 lb/yard through 141 lb/yard), in 39 and 80-foot lengths. The primary customers for the Pueblo Mill's rail are the major western railroads, with an increased share of the eastern railroad business in recent years. New CF&I has also developed a major presence in the Canadian and Mexican rail markets. Rail is also sold directly to rail contractors, transit districts and short-line railroads.

       As part of its capital improvement program, New CF&I improved its rail manufacturing facilities to include the production of in-line head-hardened rail. In-line head-hardened rail is produced through a proprietary technology, known as deep head-hardened or DHH technology, which is licensed from a third party. In 2002, New CF&I produced approximately 144,000 tons of head-hardened product using the DHH technology. The in-line DHH technology allows New CF&I to produce head-hardened product up to the capacity of the rail facility. Rail produced using the improved in-line technology is considered by many rail customers to be longer lasting and of higher quality than rail produced with traditional off-line techniques. In 2001, the Pueblo Mill began producing and marketing an improved head-hardened rail called High Carbon Pearlite ("HCP"). This rail metallurgy was designed for heavy application situations such as heavy tonnage curves.

       ROD AND BAR PRODUCTS. New CF&I's rod and bar mill located at the Pueblo Mill is able to produce coils of up to 6,000 pounds. The improved steel quality and finishing capabilities allow New CF&I to manufacture rods up to 1" in diameter, and to manufacture a variety of high-carbon rod products such as those used for spring wire, wire rope and tire bead. New CF&I produces several sizes of coiled rebar in the most popular grades for the reinforcement of concrete products.

       SEAMLESS PIPE. New CF&I's seamless pipe mill at the Pueblo Mill produces seamless casing, coupling stock and standard and line pipe. The primary use of these products is in the transmission and recovery of oil and natural gas resources, through either above ground or subterranean pipelines. The seamless mill produces both carbon and heat-treated tubular products. New CF&I also markets green tubes to other tubular mills for processing and finishing. Due to market conditions, operation at the seamless pipe mill was suspended from May 1999 to September 2000, from November 2001 to April 2002 and from mid-August 2002 to mid-September 2002.

RAW MATERIALS

       New CF&I's principal raw material is ferrous scrap metal derived from, among other sources, junked automobiles, railroad cars and railroad track materials and demolition scrap from obsolete structures, containers and machines. In addition, direct-reduction iron ("DRI"), hot-briquetted iron ("HBI") and pig iron (collectively "alternate metallics") can substitute for a limited portion of the scrap used in minimill steel production, although the sources and availability of alternate metallics are substantially more limited than those of scrap. The purchase prices for scrap and alternate metallics are subject to market forces largely beyond the control of New CF&I, and are impacted by demand from domestic and foreign steel producers, freight costs, speculation by scrap brokers and other conditions. The cost of scrap and alternate metallics to New CF&I can vary significantly, and New CF&I's product prices often cannot be adjusted, especially in the short-term, to recover the costs of increases in scrap and alternate metallics prices.

        The long-term demand for steel scrap and its importance to the domestic steel industry may increase as steelmakers continue to expand scrap-based electric arc furnace capacity; however, New CF&I believes that near-term supplies of steel scrap will continue to be available in sufficient quantities at competitive prices. In addition, while alternate metallics are not currently cost competitive with steel scrap, a sustained increase in the price of steel scrap could result in increased implementation of these alternative materials.

MARKETING AND CUSTOMERS

       Steel products are sold by New CF&I principally through its own sales organizations, which have sales offices at various locations in the United States, and, as appropriate, through foreign sales agents. In addition to selling to customers who consume steel products directly, New CF&I also sells to intermediaries such as steel service centers, distributors, processors and converters.

       The sales force is organized by product line. New CF&I has separate sales people for seamless pipe, rod, bar, and rail products. Most of New CF&I's sales are initiated by contacts between sales representatives and customers. Accordingly, New CF&I does not incur substantial advertising or other promotional expenses for the sale of its products. New CF&I had significant sales contracts to two rail customers, Burlington Northern Santa Fe Corporation, and Union Pacific Railroad which accounted for nearly 12% and 16%, respectively, of its total revenue in 2002. Orders placed with New CF&I generally are cancelable by the customer prior to production. No single customer or group of affiliated customers represented more than 10% of New CF&I's sales revenue in 2000 and 2001.

       New CF&I does not have a general policy permitting return of purchased steel products except for product defects. New CF&I does not routinely offer extended payment terms to its customers.

       The demand for a majority of New CF&I's products is not generally subject to significant seasonal trends. New CF&I's rail products are impacted by seasonal demand, as dictated by the major railroads' procurement schedules. Demand for oil country tubular goods ("OCTG") can be subject to seasonal factors. Overall demand for OCTG is subject to significant fluctuations due to the volatility of oil and gas prices and North American drilling activity as well as other factors including competition from imports. New CF&I does not have material contracts with the United States government and does not have any major supply contracts subject to renegotiation.

       RAIL. The primary customers for the Pueblo Mill's rail are the major western railroads, with an increased share of the eastern railroad business in recent years. New CF&I has also developed a major presence in the Canadian and Mexican rail markets. Rail is also sold directly to rail distributors, transit districts and short-line railroads. New CF&I believes its proximity to the North American rail markets benefits New CF&I's marketing efforts.

       BAR PRODUCTS. New CF&I sells its bar products, primarily reinforcing bar, to fabricators and distributors. The majority of these customers are located in the United States, west of the Mississippi River.

       ROD PRODUCTS. New CF&I's wire rod products are sold primarily to wire drawers ranging in location from the Midwest to the West Coast. The demand for wire rod is dependent upon a wide variety of markets, including agricultural, construction, capital equipment and the durable goods segments. New CF&I entered the high carbon rod market during 1995 as a direct result of the investment in the new rolling facility. Since that time, New CF&I's participation in the higher margin, high carbon rod market has steadily increased, to the point where it now represents nearly two-thirds of total rod product shipments. Typical end uses of high carbon rod include spring wire, wire rope and tire bead.

       SEAMLESS PIPE. New CF&I's seamless pipe is sold primarily through its internal sales force to a large number of oil exploration and production companies, and directly to companies outside of the OCTG industry, such as construction companies. The market for New CF&I's seamless pipe is primarily domestic. The demand for this product is determined in large part by the number and drilling depths of the oil and gas drilling rigs working in the United States.

COMPETITION AND OTHER MARKET FACTORS

       The steel industry is cyclical in nature, and high levels of steel imports, worldwide production overcapacity and other factors have adversely affected the domestic steel industry in recent years. New CF&I also is subject to industry trends and conditions, such as the presence or absence of sustained economic growth and construction activity, currency exchange rates and other factors. New CF&I is particularly sensitive to trends in the oil and gas, construction, capital equipment, rail transportation and durable goods segments, because these industries are significant markets for New CF&I's products.

       Competition within the steel industry is intense. New CF&I competes primarily on the basis of product quality, price and responsiveness to customer needs. Many of New CF&I's competitors are larger and have substantially greater capital resources, more modern technology and lower labor and raw material costs than New CF&I. Moreover, U.S. steel producers have historically faced significant competition from foreign producers. The highly competitive nature of the industry, combined with excess production capacity in some products, results in significant sales pricing pressure for certain of New CF&I's products.

       RAIL. The majority of current rail requirements in the United States are replacement rails for existing rail lines. Imports have been a significant factor in the domestic rail market in recent years. New CF&I's capital expenditure program at the Pueblo Mill provided the rail production facilities with continuous cast steel capability and in-line head-hardening rail capabilities necessary to compete with other producers. Pennsylvania Steel Technologies, a division of Bethlehem Steel Corp. ("Bethlehem"), is the only other domestic rail producer at this time. Bethlehem is currently operating under an October 2001 Chapter 11 bankruptcy filing. Bethlehem has reportedly accepted an $1.5 billion offer to be acquired by International Steel Group.

       ROD AND BAR. The competition in bar products includes a group of minimills that have a geographical location close to the markets in or around the Rocky Mountains. New CF&I's market for wire rod ranges from the Midwest to the West Coast. Domestic rod competitors include North Star Steel, Cascade Steel Rolling Mills, Keystone Steel and Wire for commodity grades and GS Industries, Ivaco Rolling Mills and North Star Steel for high carbon rod products.

       SEAMLESS PIPE. New CF&I's primary competitors in seamless pipe include a number of domestic and foreign manufacturers. New CF&I has the flexibility to produce relatively small volumes of specified products on short notice in response to customer requirements. Principal domestic competitors include U.S. Steel Corporation and North Star Steel for seamless product. Lone Star Steel competes with its welded ERW pipe in lieu of seamless, which is acceptable for some applications.

ENVIRONMENTAL MATTERS

       New CF&I is subject to extensive United States and foreign, federal, state and local environmental laws and regulations concerning, among other things, wastewater, air emissions, toxic use reduction and hazardous materials disposal. The Pueblo Mill is classified in the same manner as other similar steel mills in the industry as generating hazardous waste materials because the melting operation of the electric arc furnace produces dust that contains heavy metals. This dust, which constitutes the largest waste stream generated at this facility, must be managed in accordance with applicable laws and regulations.

       The Clean Air Act Amendments ("CAA") of 1990 imposed responsibilities on many industrial sources of air emissions, including New CF&I's plants. In addition, the monitoring and reporting requirements of the law subject all companies with significant air emissions to increased regulatory scrutiny. New CF&I submitted applications in 1995 to the Colorado Department of Public Health and Environment ("CDPHE") for permits under Title V of the CAA. The CDPHE issued the final portion of the Title V permit for the Pueblo Mill in December 2001. See "Environmental Matters" below for a description of CAA compliance issues relating to the Pueblo Mill. New CF&I does not know the ultimate cost of compliance with the CAA, which will depend on a number of site-specific factors. Regardless of the outcome of the matters discussed below, New CF&I anticipates that it will be required to incur additional expenses and make additional capital expenditures as a result of the law and future laws regulating air emissions.

       New CF&I's future expenditures for installation of and improvements to environmental control facilities, remediation of environmental conditions, penalties for violations of environmental laws, and other similar matters are difficult to predict accurately. It is likely that New CF&I will be subject to increasingly stringent environmental standards, including those relating to air emissions, waste water and storm water discharge and hazardous materials use, storage, handling and disposal. It is also likely that New CF&I will be required to make potentially significant expenditures relating to environmental matters, including environmental remediation, on an ongoing basis. Although New CF&I has established reserves for environmental matters described below, additional measures may be required by environmental authorities or as a result of additional environmental hazards, identified by such authorities, New CF&I or others each necessitating further expenditures. Accordingly, the costs of environmental matters may exceed the amounts reserved. Expenditures of the nature described below or liabilities resulting from hazardous substances located on New CF&I's currently or previously owned properties or used or generated in the conduct of its business, or resulting from circumstances, actions, proceedings or claims relating to environmental matters, may have a material adverse effect on New CF&I's consolidated financial condition, results of operations, or cash flows.

       In connection with the acquisition of the steelmaking and finishing facilities located at Pueblo, Colorado ("Pueblo Mill"), New CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. New CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. New CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, New CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, New CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At December 31, 2002, the accrued liability was $29.9 million, of which $25.9 million was classified as non-current on the consolidated balance sheet.

       The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the second quarter of 2000. In March 2002, New CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the "State Consent Decree"). The State Consent Decree provides for New CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services. New CF&I is also required to make certain capital improvements expected to cost approximately $20 million, including converting to the new single New Source Performance Standards Subpart AAa ("NSPS AAa") compliant furnace discussed below. The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration ("PSD") air permit. New CF&I applied for the PSD permit in April 2002. Terms of that permit are still under discussion with the State and it has not yet been issued.

       In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. New CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals, and that appeal is pending. New CF&I has negotiated a settlement of this matter with EPA. Under that agreement and overlapping with the commitments made to the CDPHE described below, New CF&I committed to the conversion to the new NSPS AAa compliant furnace (to be completed approximately two years after permit approval and expected to cost, with all related emission control improvements, approximately $20 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. Once the settlement agreement is finalized, the EPA will file either one or two proposed federal Consent Decrees, which, if approved by the court, will fully resolve all NSPS and PSD issues. At that time New CF&I will dismiss its appeal against the EPA. If the proposed settlement with the EPA is not approved, which appears unlikely, it would not be possible to estimate the liability if there were ultimately an adverse determination of this matter.

       In response to the CDPHE settlement and the resolution of the EPA action, New CF&I has accrued $2.8 million as of December 31, 2002, for possible fines and non-capital related expenditures.

       In December 2001, the State of Colorado issued a Title V air emission permit to New CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. This permit was modified in April 2002 to incorporate the longer compliance schedule that is part of the settlement with the CDPHE and the EPA. In September 2002, New CF&I submitted a request for a further extension of certain Title V compliance deadlines, consistent with a joint petition by the State and New CF&I for an extension of the same deadlines in the State Consent Decree. This modification gives New CF&I adequate time (at least 15 1/2 months after CDPHE issues the PSD permit) to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and, if necessary, purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices at costs comparable to internally generated billets. Pricing and availability of billets is subject to significant volatility. However, New CF&I believes that near term supplies of billets will continue to be available in sufficient quantities at favorable prices.

       In a related matter, in April 2000, the Union filed suit in U.S. District Court in Denver, Colorado, asserting that New CF&I and CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. The Union sought declaratory judgement regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney's fees. On July 6, 2001, the District Court dismissed the suit. The Union appealed the decision. On March 3, 2003, the 10th Circuit Court of Appeals reversed the District Court's dismissal of the case and remanded the case for further hearing to the District Court. New CF&I has not decided whether to further appeal this ruling. While New CF&I does not believe the suit will have a material adverse effect on its results of operations, the result of litigation, such as this, is difficult to predict and an adverse outcome with significant penalties is possible. It is not presently possible to estimate the liability if there is ultimately an adverse determination on appeal.

LABOR MATTERS

       The labor contract at New CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997, the Union initiated a strike at New CF&I for approximately 1,000 bargaining unit employees. The parties, however, failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, New CF&I was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of new hires, striking employees who returned to work, contractors and salaried employees.

       On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because New CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of December 31, 2002, approximately 773 Unreinstated Employees have either returned to work or have declined New CF&I's offer of equivalent work. At December 31, 2002, approximately 157 Unreinstated Employees remain unreinstated.

       On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against New CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found New CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, New CF&I has been returning unreinstated strikers to jobs as positions became open. As noted above, there were approximately 157 Unreinstated Employees as of December 31, 2002. On August 2, 2000, New CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded in February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. New CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees. New CF&I does not believe that final judicial action on the strike issues is likely for at least two to three years.

       In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay, including benefits, plus interest, from the date of the Union's unconditional offer to return to work through the date of their reinstatement or a date deemed appropriate by the NLRB or an appellate court. The number of Unreinstated Employees entitled to back pay may be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Back pay is generally determined by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable working conditions and compensation. Any estimate of the potential liability for back pay will depend significantly on the ability to assess the amount of interim wages earned by these employees since the beginning of the strike, as noted above. Due to the lack of accurate information on interim earnings for both reinstated and Unreinstated Employees and sentiment of the Union towards New CF&I, it is not currently possible to obtain the necessary data to calculate possible back pay. In addition, the NLRB's findings of misconduct by the Union may mitigate any back pay award with respect to any Unreinstated Employees proven to have taken part or participated in acts of misconduct during and after the strike. Thus, it is not presently possible to estimate the liability if there is ultimately an adverse determination against New CF&I. An ultimate adverse determination against New CF&I on these issues may have a material adverse effect on New CF&I's consolidated financial condition, results of operations, or cash flows. New CF&I does not intend to agree to any settlement of this matter that will have a material adverse effect on New CF&I. In connection with the ongoing labor dispute, the Union has undertaken certain activities designed to exert public pressure on New CF&I. Although such activities have generated some publicity in the news media, New CF&I believes that they have had little or no material impact on its operations.

       During the strike by the Union at New CF&I, certain bargaining unit employees of the Colorado & Wyoming Railway Company ("C&W"), a wholly-owned subsidiary of New CF&I, refused to report to work for an extended period of time, claiming that concerns for their safety prevented them from crossing the picket line. The bargaining unit employees of C&W were not on strike, and because the other C&W employees reported to work without incident, C&W considered those employees to have quit their employment and, accordingly, C&W declined to allow those individuals to return to work. The various unions representing those individuals filed claims with C&W asserting that C&W had violated certain provisions of the applicable collective bargaining agreement, the Federal Railroad Safety Act ("FRSA"), or the Railway Labor Act. In all of the claims, the unions demand reinstatement of the former employees with their seniority intact, back pay and benefits.

       The United Transportation Union, representing thirty of those former employees, asserted that their members were protected under the FRSA and pursued their claim before the Public Law Board ("PLB"). A hearing was held in November 1999, and the PLB, with one member dissenting, rendered an award on January 8, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages and benefits received elsewhere. On February 6, 2001, C&W filed a petition for review of that award and referred the matter back to the PLB to determine the specific release which should be granted as to each claimant in accordance with the terms of the award. On May 23, 2002, C&W filed an appeal of the District Court's order in the United States Court of Appeals. The appeal was dismissed as being premature given that the hearing on back pay had not yet occurred. New CF&I does not believe an adverse determination against C&W of this matter would have a material adverse effect on New CF&I's results of operations.

       The Transportation-Communications International Union, Brotherhood Railway Carmen Division, representing six of those former C&W employees, asserted that their members were protected under the terms of the collective bargaining agreement and pursued their claim before a separate PLB. A hearing was held in January 2001, and that PLB, with one member dissenting, rendered an award on March 14, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages earned elsewhere. As of December 31, 2002, two of the six former employees have accepted a settlement from C&W. New CF&I does not believe an adverse determination against C&W of this matter would have a material adverse effect on New CF&I's results of operations.

EMPLOYEES

       Approximately 600 employees of New CF&I work under collective bargaining agreements with several unions, including the United Steelworkers of America. New CF&I and the United Steelworkers of America have been unable to agree on terms for a new labor agreement and are operating under the terms of New CF&I's last contract offer, which was implemented in 1998. See "Business-Labor Matters".

       New CF&I also has a profit participation plan, which permits eligible employees to share in the pretax income of New CF&I. New CF&I may modify, amend or terminate the plan, at any time, subject to the terms of various labor agreements.

AVAILABLE INFORMATION

       The public may read and copy any materials New CF&I files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW; Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, and the address of that site is www.sec.gov.
                                              -----------

       Information about New CF&I can be found on Oregon Steel Mills; website at www.oregonsteel.com. New CF&I makes available free of charge, on or through
-------------------
Oregon Steel's website, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission ("SEC"). Information contained on Oregon Steel's website is not part of this report.

ITEM 2.  PROPERTIES

       The Pueblo Mill is located in Pueblo, Colorado on approximately 570 acres. The operating facilities principally consist of two electric arc furnaces, a ladle refining furnace and vacuum degassing system, two 6-strand continuous round casters for producing semi-finished steel, and three finishing mills (a rail mill, a seamless pipe mill, and a rod and bar mill). Due to market conditions, operation at the seamless pipe mill was suspended from May 1999 to September 2000, from November 2001 to April 2002 and from mid-August 2002 to mid-September 2002.

       At December 31, 2002, New CF&I had the following nominal capacities, which are affected by product mix:


                                            PRODUCTION                2002
                                             CAPACITY              PRODUCTION
                                            ----------             ----------
                                                        (IN TONS)

                 Melting                     1,200,000                916,600
                 Finishing Mills (FN1)       1,200,000                852,100

----------------
(FN1) Includes the production capacity and production in 2002 of 150,000 tons and 32,500 tons, respectively, of the seamless pipe mill.


       On July 15, 2002, Oregon Steel issued $305 million of 10% First Mortgage Notes due 2009 ("10% Notes") at a discount of 98.772% and an interest rate of 10%. New CF&I and CF&I (collectively "Guarantors") guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain assets of the Guarantors, excluding accounts receivables and inventory. See disclosure regarding Guarantees in Note 11 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

       See Part I, Item 1, "Business - Environmental Matters", for discussion of
(a) the lawsuit initiated by the Union alleging violations of the CAA and (b) the negotiations with CDPHE and EPA regarding environmental issues at New CF&I.

       See Part I, Item 1, "Business - Labor Matters", for the status of the labor dispute at New CF&I.

       New CF&I is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition of New CF&I.

       New CF&I maintains insurance against various risks, including certain types of tort liability arising from the sale of its products. New CF&I does not maintain insurance against liability arising out of waste disposal, or on-site remediation of environmental contamination because of the high cost of such insurance coverage. There is no assurance that the insurance coverage currently carried by New CF&I will be available in the future at reasonable rates, if at all.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were voted upon during the fourth quarter of the year ended December 31, 2002.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

       Officers are elected by the Board of Directors of New CF&I to serve for a period ending with the next succeeding annual meeting of the Board of Directors held immediately after the annual meeting of stockholders. CF&I has no independent executive officers.

       The name of each executive officer of New CF&I, age as of February 1, 2003, and position(s) and office(s) and all other positions and offices held by each executive officer are as follows:

                                                                                        ASSUMED PRESENT
EXECUTIVE                           AGE     POSITION(S)                                 EXECUTIVE POSITION(S)
-------------------                 ---     ---------------------------------           ---------------------


Joe E. Corvin                       58      Chairman of the Board, President                May 1999
                                            and Chief Executive Officer

L. Ray Adams                        52      Vice President - Finance, Chief                 April 1994
                                            Financial Officer and Treasurer

Robert A. Simon                     41      Vice President and General                      September 2000
                                            Manager

Jeff S. Stewart                     41      Corporate Controller                            April 2000


       New CF&I or Oregon Steel has employed each of the executive officers named above in executive or managerial roles for at least five years.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Neither the New CF&I's common stock nor CF&I's partnership interests are publicly traded. At December 31, 2002, the number of New CF&I's stockholders of record was four. No dividends have been paid on the common stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                       YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------------------
                                                   2002             2001              2000            1999            1998
                                                 ---------       ---------         ---------       ---------       ----------
                                                             (IN THOUSANDS, EXCEPT TONNAGE AND PER TON AMOUNTS)
INCOME STATEMENT DATA:
Sales (FN1)                                      $ 329,707       $ 310,789         $ 281,614       $ 263,637       $ 366,090
Cost of sales                                      275,378         278,130           245,800         246,312         330,246
Settlement of litigation                                --          (2,190)               --          (4,539)         (4,545)
Gain on sale of assets                              (1,108)            (19)           (2,970)             --          (4,746)
Selling, general and administrative
    expenses                                        20,404          28,447            17,740          19,462          23,376
Profit participation                                 1,561              --               127              --             363
                                                 ---------       ---------         ---------       ---------       ---------
      Operating income                              33,472           6,421            20,917           2,402          21,396
Interest expense                                   (25,393)        (28,470)          (26,755)        (26,092)        (25,555)
Other income, net                                      862             368               391             520             355
Minority interests                                    (392)          1,193               628           1,200             560
Income tax benefit (expense)                        (4,117)          5,525             1,688           8,718            (439)
                                                 ---------       ---------         ---------       ---------       ---------
Income (loss) before accounting change               4,432         (14,963)           (3,131)        (13,252)         (3,683)
Cumulative effect of change in accounting
    principle, net of tax, net of minority
    interest                                       (19,070)             --                --              --              --
                                                 ---------       ---------         ---------       ---------       ---------
      Net loss                                   $ (14,638)      $ (14,963)        $  (3,131)      $ (13,252)      $  (3,683)
                                                 =========       =========         =========       =========       =========

BALANCE SHEET DATA (AT DECEMBER 31):
Working capital                                  $  18,580       $   9,055         $  25,668       $   9,156       $  12,365
Total assets                                       309,597         339,833           358,790         336,581         352,353
Current liabilities                                 65,857          71,660            72,040          58,412          68,512
Long-term debt                                     228,208         235,330           236,010         224,252         217,023
Total stockholders' equity (deficit)               (42,095)        (25,486)           (9,003)         (5,872)          7,380

OTHER DATA:
Depreciation and amortization                    $  18,631       $  17,670         $  18,495       $  18,635       $  17,061
Capital expenditures                             $   8,562       $   7,899         $   6,900       $   6,810       $  10,914
Total tonnage sold                                 836,500         780,900           757,000         734,900         861,700

Operating margin (FN2)                                 9.8%            1.4%              6.4%           (0.8%)           3.3%
Operating income per ton sold (FN2)              $      41       $       5         $      24       $      (3)      $      14

-----------------------
(FN1) Includes freight revenues of $14.3 million, $16.6 million and $11.3 million, in 2002, 2001, and 2000, respectively, and sale of electricity of $2.2 million and $0.8 million in 2001 and 2000, respectively.

(FN2) Excluding settlement of litigation and gain/loss on sale of assets.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       The following information contains forward-looking statements, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements made in this report that are not statements of historical fact are forward-looking statements. Forward-looking statements made in this report can be identified by forward-looking words such as, but not limited to, "expect," "anticipate," "believe," "intend," "plan," "seek," "estimate," "continue," "may," "will," "would," "could," and similar expressions. These forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. These risks and uncertainties include, but are not limited to, general business and economic conditions; competitive products and pricing, as well as fluctuations in demand; the supply of imported steel and subsidies provided by foreign governments to support steel companies domiciled in their countries; changes in U.S. or foreign trade policies affecting steel imports or exports; potential equipment malfunction; work stoppages; plant construction and repair delays; reduction in electricity supplies and the related increased costs and possible interruptions of supply; changes in the availability and costs of raw materials and supplies used by New CF&I; costs of environmental compliance and the impact of governmental regulations; risks related to the outcome of the pending union lawsuit; and failure of New CF&I to predict the impact of lost revenues associated with interruption of New CF&I's, its customers' or suppliers' operations.

       The consolidated financial statements include the accounts of New CF&I and its subsidiaries, which include wholly-owned C&W and a 95.2% interest in CF&I. All significant intercompany balances and transactions have been eliminated. For the years ended December 31, 2002, 2001, and 2000, total sales of CF&I were 97.7%, 97.9%, and 97.6%, respectively, of the consolidated sales of New CF&I. For the years ended December 31, 2002, 2001, and 2000, cost of sales and freight of CF&I were 98.1%, 98.2%, and 98.2%, respectively, of the consolidated cost of sales and freight of New CF&I.

       The following table sets forth, for the periods indicated, the percentages of sales represented by selected income statement items and information regarding selected balance sheet data:


                                                       YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                  2002        2001        2000
                                                 ------      ------      ------
INCOME STATEMENT DATA:
Total sales                                      100.0%      100.0%      100.0%
Cost of sales                                     83.5        89.5        87.3
Settlement of litigation                            --        (0.7)         --
Gain on sale of assets                            (0.3)         --        (1.1)
Selling, general and administrative
   expenses                                        6.2         9.2         6.3
Profit participation                               0.5          --          --
                                                 -----       -----       -----
     Operating income                             10.1         2.0         7.5
Interest expense                                  (7.7)       (9.2)       (9.5)
Other income, net                                  0.3         0.1         0.1
Minority interests                                (0.1)        0.4         0.2
                                                 -----       -----       -----
     Net income (loss) before taxes                2.6        (6.7)       (1.7)
Income tax benefit (expense)                      (1.2)        1.8         0.6
                                                 -----       -----       -----
Net income (loss) before accounting change         1.4        (4.9)       (1.1)
Cumulative effect of change in accounting
   principle, net of tax, net of
   minority interest                              (5.8)         --          --
                                                 -----       -----       -----
     Net loss                                     (4.4)%      (4.9)%      (1.1)%
                                                 =====       =====       =====
BALANCE SHEET DATA:
Current ratio                                    1.3:1       1.1:1       1.4:1
Total debt as a percentage of capitalization     125.6%      132.8%      121.8%

       The following table sets forth, for the periods indicated, tonnage sold, revenues and average selling price per ton:

                                                YEAR ENDED DECEMBER 31,
                                       ---------------------------------------
                                          2002           2001            2000
TONNAGE SOLD:                          --------       --------         -------
Rail                                    384,100        246,000         314,700
Rod and Bar                             419,700        432,500         395,100
Seamless Pipe (FN1)                      30,000         97,700          10,400
Semi-finished                             2,700          4,700          36,800
                                       --------       --------        --------
        Total                           836,500        780,900         757,000
                                       ========       ========        ========
REVENUES:
Product sales (in thousands) (FN2)     $315,448       $291,993        $269,505
Average selling price per ton sold       $  377         $  374          $  356

-----------------------
(FN1)Due to market conditions, operation at the seamless pipe mill was suspended from May 1999 to September 2000, from November 2001 to April 2002 and from mid-August 2002 to mid-September 2002.

(FN2)Product sales exclude freight revenues in 2002, 2001 and 2000, and sale of electricity in 2001 and 2000. There were no sales of electricity in 2002.

       New CF&I anticipates that it will ship approximately 380,000 tons of rail and approximately 410,000 tons of rod and bar products in 2003. Seamless pipe shipments will be dependent on market conditions in the drilling industry. While New CF&I anticipates that product category average selling prices will be similar in 2003 as in 2002, higher raw material and energy costs are expected to have a negative impact on the operating income for New CF&I. Accordingly, New CF&I expects consolidated operating income to be significantly lower in 2003 versus 2002. However, New CF&I expects liquidity to remain adequate through 2003 unless there is a substantial negative change in overall economic markets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

       New CF&I's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP"). The preparation of these financial statements requires New CF&I to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, New CF&I evaluates its estimates. This includes allowance for doubtful accounts, inventories, income taxes, contingencies and litigation. New CF&I bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This provides a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

       New CF&I believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

       ALLOWANCE FOR DOUBTFUL ACCOUNTS. New CF&I maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. As of December 31, 2002, the allowance of doubtful accounts was approximately $1.8 million. In establishing a proper allowance for doubtful accounts, New CF&I evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where management is aware of the circumstances that may impair a specific customer's ability to meet its financial obligations, New CF&I records a specific allowance against amounts due from customers, and thereby reduces the net recognized receivable amount New CF&I reasonably believes will be collected. For all other customers, New CF&I evaluates the allowance for doubtful accounts based on the length of time the receivables are past due, historical collection experience, customer credit-worthiness and economic trends.

         INVENTORY. New CF&I's inventory consists of raw materials, semi-finished, finished products, and operating stores and supplies. At December 31, 2002, inventory was approximately $46.1 million. If appropriate, New CF&I's inventory balances are adjusted to approximate the lower of our manufacturing cost or market value. No such adjustment was required in 2002. Manufacturing cost is determined using the average cost method.

       ENVIRONMENTAL LIABILITIES. All material environmental remediation liabilities for non-capital expenditures, which are both probable and estimable, are recorded in the financial statements based on current technologies and current environmental standards at the time of evaluation. Adjustments are made when additional information is available that suggests different remediation methods or when estimated time periods are changed, thereby affecting the total cost. The best estimate of the probable cost within a range is recorded; however, if there is no best estimate, the low end of the range is recorded and the range is disclosed. Even though New CF&I has established certain reserves for environmental remediation, additional remedial measures may be required by environmental authorities and additional environmental hazards, necessitating further remedial expenditures, may be asserted by these authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts reserved.

       LITIGATION LIABILITIES. All material litigation liabilities, which are both probable and estimable, are recorded in the financial statements based on the nature of the litigation, progress of the case, and opinions of management and legal counsel on the outcome. Adjustments are made when additional information is available that alters opinions of management and legal counsel on the outcome of the litigation. The best estimate of the probable cost within a range is recorded; however, if there is no best estimate, the low end of the range is recorded and the range is disclosed.

       EMPLOYEE BENEFITS PLANS AND OTHER POST-RETIREMENT BENEFITS. Annual pension and other post-retirement benefits ("OPRB") expenses are calculated by third party actuaries using standard actuarial methodologies. The actuaries assist New CF&I in making estimates based on historical information, current information and estimates about future events and circumstances. Significant assumptions used in the valuation of pension and OPRB include expected return on plan assets, discount rate, rate of increase in compensation levels and the health care cost trend rate. New CF&I accounts for the defined benefit pension plans using Statement of Financial Accounting Standards No. 87, "EMPLOYER'S ACCOUNTING FOR PENSIONS" ("SFAS No.87"). As a result of continuing declines in interest rates and the market value of New CF&I's defined benefit pension plans' assets, New CF&I was required to increase the minimum pension liability at December 31, 2002 by $3.4 million. This adjustment did not impact current earnings. For further details regarding New CF&I's Benefits and post-retirement plans, see Note 9 of Notes to the Consolidated Financial Statements.

       DEFERRED TAXES. Deferred income taxes reflect the differences between the financial reporting and tax bases of assets and liabilities at year-end based on enacted tax laws and statutory tax rates. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. A valuation allowance is established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

COMPARISON OF 2002 TO 2001

       SALES. Consolidated sales for 2002 of $329.7 million increased $18.9 million, or 6.1%, from sales of $310.8 million for 2001. Included in 2001 sales are $2.2 million in electricity sales. Included in 2002 and 2001 sales are $14.3 million and $16.6 million, respectively, in freight revenue. New CF&I did not have any sales of electricity in 2002. Revenues from product sales increased 8.0% to $315.4 million in 2002 from $292.0 million in 2001.

       New CF&I shipped 836,500 tons in 2002, compared to 780,800 tons in 2001. Average product selling price per ton increased to $377 in 2002 from $374 in 2001. Growth in both product sales and related average selling prices were due primarily to higher shipments of rail products in 2002. The decrease in freight revenue was due to product mix and decreased shipments of seamless pipe during 2002.

       GROSS PROFITS. Gross profit was $54.3 million, or 16.5% of total sales for 2002 compared to $32.7 million, or 10.5% of total sales for 2001. The increase of $21.6 million in gross profit was primarily the result of increased tonnage sold of rail products and an increase in rod and bar prices.

       SETTLEMENT OF LITIGATION. In 2001, New CF&I recorded a $2.2 million gain from litigation settlements with various graphite electrode suppliers. In 2002, there were no litigation settlements recorded.

       SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A") of $20.4 million for 2002 decreased by 28.3%, from $28.4 million for 2001. SG&A expenses decreased as a percentage of total sales to 6.2% in 2002 from 9.2% in 2001. The decrease was due in part to $3.1 million in non-recurring seamless pipe commission fees for 2001, environmental fines of $2.2 million accrued in 2001, a decrease in shipping costs of $1.2 million and a reduction in bad debt expense of $1.0 million.

       INTEREST EXPENSE. Total interest expense decreased $3.1 million, or 10.8%, to $25.4 million in 2002, compared to $28.5 million in 2001. The decrease in interest expense from 2001 is due to a lower interest rate plus decreased borrowings from Oregon Steel.

       INCOME TAX EXPENSE. The effective income tax (expense) or benefit rate was (48.2)% and 26.9% for 2002 and 2001, respectively. The effective income tax rate for 2002 varied principally from the combined state and federal statutory rate due to the adjustments created by structural changes in New CF&I's foreign operations, and non-deductible fines and penalties.

COMPARISON OF 2001 TO 2000

       SALES. Consolidated sales for 2001 of $310.8 million increased $29.2 million, or 10.4%, from sales of $281.6 million in 2000. Included in 2001 sales are $2.2 million in electricity sales and $16.6 million in freight revenue. Included in 2000 sales are $0.8 million in electricity sales and $11.2 million in freight revenue. Revenues from product sales increased 8.3% to $291.9 million in 2001 from $269.5 million in 2000. Freight revenue increased in response to product sales growth, as well as the product mix and customer preference on shipping.

       New CF&I shipped 780,900 tons in 2001, compared to 757,000 tons in 2000. The increase was due to higher shipments of seamless pipe and rod and bar products, partially offset by decreased rail shipments caused by capital program reductions by the major railroads. Average product selling price per ton increased to $374 in 2001 from $356 in 2000. The shift of product mix to seamless pipe in 2001 was the principal reason for the improved pricing, as seamless pipe has the highest selling price per ton of all New CF&I's products. Due to the adverse market conditions in the prior year, no seamless products were shipped during the first nine months of 2000 because the operation was temporarily shut down. While performance of seamless products for the first half of 2001 was strong, market conditions again deteriorated as demand from oil and gas distributors decreased toward the second half of the year, due to significant decline of oil and natural gas prices. As a result, the seamless mill was temporarily shut down in November 2001.

       GROSS PROFITS. Gross profit was $32.7 million, or 10.5%, for 2001 compared to $35.8 million, or 12.7%, for 2000. The decrease of $3.1 million was primarily related to decreased sales prices of rail and semi-finished products. This decrease was partially offset by increased sales prices and volume of seamless pipe products, as well as the sale of electricity.

       SETTLEMENT OF LITIGATION. In 2001, New CF&I recorded a $2.2 million gain from litigation settlements with various graphite electrode suppliers.

       SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A") of $28.4 million for 2001 increased by 60.5%, from $17.7 million in 2000. SG&A expenses increased as a percentage of total sales to 9.2% in 2001 from 6.3% in 2000. The increase was due in part to $3.1 million in additional seamless pipe commission fees for 2001, as compared to commission fees paid in 2000 when the seamless mill was shutdown for the majority of that year. In addition, shipping costs increased 57.7% from $2.6 million in 2000 to $4.1 million in 2001. This was a direct result of higher volume of shipments of seamless pipe in 2001. The remaining increase from the prior year was due to higher general and administrative costs. This included an increase in bad debt expense of $1.6 million and an increase in reserves for environmental and other legal expenses of $4.0 million.

       INTEREST EXPENSE. Interest expense increased $1.7 million, or 6.3%, to $28.5 million in 2001, compared to $26.8 million in 2000. The increase in interest expense in 2001 was primarily due to an increase in borrowings from Oregon Steel.

       INCOME TAX EXPENSE. The effective income tax benefit rate was 26.9% and 35.0% for 2001 and 2000, respectively. The effective income tax rate for 2001 varied from the combined state and federal statutory rate due to adjustments to state net operating loss carryforwards, an increase in the valuation allowance for state tax credit carryforwards, and non-deductible fines and penalties.

LIQUIDITY AND CAPITAL RESOURCES

       Cash flow provided by operations in 2002 was $24.0 million compared with cash flow provided by operations in 2001 of $7.5 million. The items primarily affecting the $16.5 million increase in cash flow were; a) non-cash transactions including: 1) a write-off of $31.9 million worth of goodwill during the first quarter of 2002 resulting in a cumulative effect of change in accounting principle of $19.1 million (net of a $11.3 million tax effect and a $1.5 million minority interest impact); 2) a decrease in deferred income taxes of $2.1 million in 2002 versus an increase of $7.1 million in 2001; and b) changes in working capital requirements including: 1) a decrease in net receivables in 2002 of $8.1 million versus a decrease in 2001 of $5.1 million; 2) an increase in inventories in 2002 of $10.0 million versus an decrease in 2001 of $12.6 million; 3) an increase in accounts payable of $2.8 million versus a decrease of $5.7 million in 2001; 4) an increase in accrued expenses of $2.6 million in 2002 versus an increase of $6.8 million in 2001.

       Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term, are provided through a loan from Oregon Steel. As of December 31, 2002, $228.2 million of aggregate principal amount of the loan was outstanding, all of which was classified as long-term. The loan includes interest on the daily amount outstanding at the rate of 10.65%. The principal is due on demand or, if no demand is made, due December 31, 2004. Interest on the principal amount of the loan is payable monthly. Because the loan from Oregon Steel is due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future.

       New CF&I has been able to fulfill its needs for working capital and capital expenditures, due in part to the financing arrangement with Oregon Steel. New CF&I expects that operations will continue for 2003, with the realization of assets, and discharge of liabilities in the ordinary course of business. New CF&I believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon

Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to New CF&I and, although the demand for repayment of the obligation in full is not expected during 2003, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that New CF&I would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs, and if available, that such financing would be on terms as favorable to New CF&I as that provided by Oregon Steel. The failure of either New CF&I or Oregon Steel to maintain their current financing arrangements would likely have a material adverse impact on New CF&I and CF&I.

       As of December 31, 2002, New CF&I, CF&I, and Colorado and Wyoming Railway Company are borrowers under the Oregon Steel Credit Agreement, which will expire on June 30, 2005. At December 31, 2002, the amount available was the lesser of $70 million or the sum of the product of Oregon Steel's eligible domestic accounts receivable and inventory balances and specified advance rates. Although New CF&I and CF&I are borrowers under the Oregon Steel Credit Agreement, New CF&I and CF&I generally borrow directly from Oregon Steel as discussed above.

       During 2002, New CF&I expended (exclusive of capital interest) approximately $8.4 million on capital projects. Despite the unfavorable net results for 2002, caused by a $19.1 million non-cash goodwill impairment charge required under the new accounting provision of FAS 142, New CF&I has been able to satisfy its needs for working capital and capital expenditures through operating income and in part through its ability to secure adequate financing arrangements. New CF&I believes that its anticipated needs for working capital and capital expenditures for the next twelve months will be met from funds generated from operations, and if necessary, from the available credit facility.

       New CF&I's level of indebtedness presents other risks to investors, including the possibility that New CF&I and its subsidiaries may be unable to generate cash sufficient to pay the principal of and interest on their indebtedness when due. In that event, the holders of the indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and to proceed against their collateral, if applicable. These actions would likely have a material adverse effect on New CF&I. In addition, New CF&I faces potential costs and liabilities associated with environmental compliance and remediation issues and the labor dispute at the Pueblo Mill. See "Business-Environmental Matters" and "Business-Labor Matters" for a description of those matters. Any costs or liabilities in excess of those expected by New CF&I could have a material adverse effect on New CF&I.

NEW ACCOUNTING PRONOUNCEMENTS

       See Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements" for New CF&I and "Notes to Financial Statements for CF&I".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       New CF&I has entered into certain market-risk-sensitive financial instruments for other than trading purposes, principally short-term debt.

       The following discussion of market risks necessarily includes forward-looking statements. Actual changes in market conditions and rates and fair values may differ materially from those used in the sensitivity and fair value calculations discussed. Factors which may cause actual results to differ materially include, but are not limited to: greater than 10% changes in interest rates or foreign currency exchange rates, changes in income or cash flows requiring significant changes in the use of debt instruments or the cash flows associated with them, or changes in commodity market conditions affecting availability of materials in ways not predicted by New CF&I.

INTEREST RATE RISK

       A sensitivity analysis was used to determine the potential impact that market risk exposure may have on the fair values of New CF&I's financial instruments, including debt and cash equivalents. New CF&I has assessed the potential risk of loss in fair values from hypothetical changes in interest rates by determining the effect on the present value of the future cash flows related to these market sensitive instruments. The discount rates used for these present value computations were selected based on market interest rates in effect at December 31, 2002, plus or minus 10%.

       All of New CF&I's debt is provided through a financing arrangement with Oregon Steel at an interest rate of 10.65%. A hypothetical 10% decrease in interest rates with all other variables held constant would result in an increase in the fair value of New CF&I's fixed-rate debt by $5.3 million. A hypothetical 10% increase in interest rates with all other variables held constant would result in a decrease in the fair value of New CF&I's fixed-rate debt by $5.1 million. The fair value of the New CF&I's fixed-rate debt was estimated by considering the impact of the hypothetical interest rates on quoted market prices and current yield of the Oregon Steel's 10% First Mortgage Notes. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because New CF&I and Oregon Steel intend to maintain the same terms of the financing agreement until maturity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of New CF&I, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(ii) on page 54 present fairly, in all material respects, the financial position of New CF&I, Inc. and its subsidiaries at December 31, 2002, 2001, and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(v) on page 54 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 6 to the financial statements, the Company changed its method of accounting for goodwill in 2002.


PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
March 03, 2003




                                                         NEW CF&I, INC.
                                                  CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS EXCEPT FOR PER SHARE AND SHARE AMOUNTS)

                                                                                    DECEMBER 31,
                                                                 ---------------------------------------------------
                                                                     2002              2001               2000
                                                                 --------------   ---------------    ---------------
                                            ASSETS
Current assets:
      Cash and cash equivalents                                      $     289         $       3         $       5
      Trade accounts receivable, less allowance for
      doubtful accounts of $1,811, $1,972, and $640                     32,458            40,383            45,485
      Inventories                                                       46,104            36,058            48,629
      Deferred tax asset                                                 4,841             3,965             2,840
      Other                                                                745               306               749
                                                                     ---------         ---------         ---------
           Total current assets                                         84,437            80,715            97,708
                                                                     ---------         ---------         ---------

Property, plant and equipment:
      Land and improvements                                              3,454             3,503             3,475
      Buildings                                                         19,886            19,959            18,651
      Machinery and equipment                                          260,791           254,316           250,933
      Construction in progress                                           5,151             3,178             3,830
                                                                     ---------         ---------         ---------
                                                                       289,282           280,956           276,889
      Accumulated depreciation                                        (111,469)          (93,019)          (80,214)
                                                                     ---------         ---------         ---------
           Net property, plant and equipment                           177,813           187,937           196,675
      Cost in excess of assets acquired, net                             1,106            31,863            32,883
      Other assets                                                      46,241            39,318            31,524
                                                                     ---------         ---------         ---------
                                                                     $ 309,597         $ 339,833         $ 358,790
                                                                     =========         =========         =========

                                          LIABILITIES
Current liabilities:
      Current portion of long-term debt                              $      --         $   9,464         $   8,625
      Accounts payable                                                  39,701            36,942            42,682
      Accrued expenses                                                  26,156            25,254            20,733
                                                                     ---------         ---------         ---------
           Total current liabilities                                    65,857            71,660            72,040

Long-term debt                                                              --             5,072            14,536
Long-term debt -- Oregon Steel Mills, Inc.                             228,208           230,258           221,474
Environmental liability                                                 27,488            28,465            30,850
Deferred employee benefits                                               8,299             8,024             7,053
                                                                     ---------         ---------         ---------
           Total liabilities                                           329,852           343,479           345,953
                                                                     ---------         ---------         ---------
Redeemable common stock, 26 shares
      issued and outstanding (Note 10)                                  21,840            21,840            21,840
                                                                     ---------         ---------         ---------

Commitments and contingencies (Note 11)

                                STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $1 per share, 1,000 shares
 authorized; 200 issued and outstanding                                      1                 1                 1
Additional paid-in capital                                              16,603            16,603            16,603
Accumulated deficit                                                    (55,208)          (40,570)          (25,607)
Accumulated other comprehensive income:
      Minimum pension liability                                         (3,491)           (1,520)               --
                                                                     ---------         ---------         ---------
                                                                       (42,095)          (25,486)           (9,003)
                                                                     ---------         ---------         ---------
                                                                     $ 309,597         $ 339,833         $ 358,790
                                                                     =========         =========         =========

                     The accompanying notes are an integral part of the consolidated financial statements.

                                      -17-


                                                         NEW CF&I, INC.
                                                CONSOLIDATED STATEMENTS OF INCOME
                                                         (IN THOUSANDS)
                                                                    YEAR ENDED DECEMBER 31,
                                                               -------------------------------------
                                                                  2002         2001          2000
                                                               ----------   ----------    ----------
SALES
        Product sales                                          $ 315,448    $ 291,993     $ 269,505
        Freight                                                   14,259       16,646        11,270
        Electricity sales                                              -        2,150           839
                                                               ----------   ----------    ----------
                                                                 329,707      310,789       281,614

COSTS AND EXPENSES:
        Cost of sales                                            275,378      278,130       245,800
        Settlement of litigation                                       -       (2,190)            -
        Gain on sale of assets                                    (1,108)         (19)       (2,970)
        Selling, general and administrative                       20,404       28,447        17,740
        Incentive Compensation                                     1,561            -           127
                                                               ----------   ----------    ----------
                                                                 296,235      304,368       260,697
                                                               ----------   ----------    ----------

                  Operating income                                33,472        6,421        20,917

OTHER INCOME (EXPENSE):
        Interest expense                                         (25,393)     (28,470)      (26,755)
        Minority interests                                          (392)       1,193           628
        Other income, net                                            862          368           391
                                                               ----------   ----------    ----------
                  Income (loss) before income taxes                8,549      (20,488)       (4,819)

INCOME TAX (EXPENSE) BENEFIT                                      (4,117)       5,525         1,688
                                                               ----------   ----------    ----------
        Net income (loss) before accounting change                 4,432      (14,963)       (3,131)
        Cumulative effect of change in accounting
             principle, net of tax, net of minority interest     (19,070)           -             -
                                                               ----------   ----------    ----------
                  NET LOSS                                     $ (14,638)   $ (14,963)    $  (3,131)
                                                               ==========   ==========    ==========

             The accompanying notes are an integral part of the consolidated financial statements.

                                      -18-



                                                         NEW CF&I, INC.
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                  (IN THOUSANDS EXCEPT SHARES)

                                                                                                   ACCUMULATED
                                                                 ADDITIONAL                           OTHER
                                          COMMON STOCK            PAID-IN        ACCUMULATED      COMPREHENSIVE
                                      --------------------
                                      SHARES        AMOUNT        CAPITAL          DEFICIT            INCOME             TOTAL
                                      ------        ------        -------        -----------      -------------        ---------
BALANCES, DECEMBER 31, 1999              200        $    1       $ 16,603          $(22,476)       $      --          $ (5,872)

    Net loss                              --            --             --            (3,131)              --            (3,131)
                                     -------        ------       --------          --------        ---------          --------
BALANCES, DECEMBER 31, 2000              200        $    1       $ 16,603          $(25,607)       $      --          $ (9,003)

    Net loss                              --            --             --           (14,963)              --           (14,963)
    Minimum pension liability             --            --             --                --           (1,520)           (1,520)
                                     -------        ------       --------          --------        ---------          --------
BALANCES, DECEMBER 31, 2001              200        $    1       $ 16,603          $(40,570)       $  (1,520)         $(25,486)

    Net loss                              --            --             --           (14,638)              --           (14,638)
    Minimum pension liability             --            --             --                --           (1,971)           (1,971)
                                     -------        ------       --------          --------        ---------          --------
BALANCES, DECEMBER 31, 2002              200        $    1       $ 16,603          $(55,208)       $  (3,491)         $(42,095)
                                     =======        ======       ========          ========        =========

                       The accompanying notes are an integral part of the consolidated financial statements.


                                                NEW CF&I, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                                (IN THOUSANDS)
                                                                             YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------------
                                                                       2002             2001           2000
                                                                   -----------       ----------     -----------
Cash flows from operating activities:
     Net loss                                                      $ (14,638)        $ (14,963)      $  (3,131)
     Adjustments to reconcile net loss to net cash
      provided (used) by operating activities:
        Depreciation and amortization                                 18,631            17,670          18,495
        Cumulative effect of change in accounting principle,
           net of tax, net of minority interest                       19,070                --              --
        Deferred income taxes, net                                     2,070            (7,056)         (2,440)
        Minority interests' share of income                              392            (1,270)           (628)
        Gain on sale of assets and investments                        (1,108)              (19)         (2,970)
        Other, net                                                    (1,247)           (3,905)             --
     Changes in current assets and liabilities:
        Trade accounts receivable                                      8,086             5,102         (18,271)
        Inventories                                                  (10,046)           12,571         (13,231)
        Accounts payable                                               2,759            (5,740)         10,630
        Accrued expenses & employee benefits                           2,598             6,762           2,862
        Other                                                         (2,535)           (1,621)            143
                                                                   ---------         ---------       ---------
     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                 24,032             7,531          (8,541)
                                                                   ---------         ---------       ---------

Cash flows from investing activities:
     Additions to property, plant and equipment                       (8,562)           (7,899)         (6,900)
     Proceeds from disposal of property and equipment                  1,112               164           3,156
     Other, net                                                          290                43            (237)
                                                                   ---------         ---------       ---------
     NET CASH USED BY INVESTING ACTIVITIES                            (7,160)           (7,692)         (3,981)
                                                                   ---------         ---------       ---------

Cash flows from financing activities:
     Borrowings from Oregon Steel Mills, Inc.                        137,163           141,434         151,963
     Payments to Oregon Steel Mills, Inc.                           (139,213)         (132,650)       (131,579)
     Payment of long-term debt                                       (14,536)           (8,625)         (7,862)
                                                                   ---------         ---------       ---------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                (16,586)              159          12,522
                                                                   ---------         ---------       ---------

Net increase (decrease) in cash and cash equivalents                     286                (2)             --
Cash and cash equivalents at the beginning of year                         3                 5               5
                                                                   ---------         ---------       ---------
Cash and cash equivalents at the end of year                       $     289         $       3       $       5
                                                                   =========         =========       =========

Supplemental disclosures of cash flow information:
Cash paid for:
--------------
     Interestt                                                     $  26,085         $  28,812       $  24,886


            The accompanying notes are an integral part of the consolidated financial statements.

                                      -20-

                                 NEW CF&I, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE OF OPERATIONS

       New CF&I, Inc. and subsidiaries ("New CF&I") manufacture various specialty and commodity steel products in Pueblo, Colorado. Principal markets are steel service centers, steel fabricators, railroads, oil and gas producers and distributors, and other industrial concerns, primarily in the United States west of the Mississippi River. New CF&I also markets products outside North America.

       New CF&I was incorporated in the State of Delaware on May 5, 1992, as a wholly owned subsidiary of Oregon Steel Mills, Inc. ("Oregon Steel").

       On March 3, 1993, New CF&I (1) issued 100 shares of common stock to Oregon Steel for $22.2 million in certain consideration and, (2) as the general partner, acquired for $22.2 million a 95.2% interest in a newly formed limited partnership, CF&I Steel, L.P. ("CF&I"). The remaining 4.8% interest was acquired by the Pension Benefit Guaranty Corporation ("PBGC") as a limited partner. On October 1, 1997, Oregon Steel purchased PBGC's limited partnership interest in CF&I, and subsequently sold 0.5% to another shareholder in New CF&I.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the 95.2% interest in CF&I and the Colorado and Wyoming Railway Company ("C&W"), a wholly-owned subsidiary. All significant intercompany transactions and account balances have been eliminated.

USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUE RECOGNITION

       New CF&I recognizes revenues when title passes, the earnings process is substantially complete, and New CF&I is reasonably assured of the collection of the proceeds from the exchange, all of which generally occur upon shipment of New CF&I's products or delivering of the product at the destination specified by customer.

CASH AND CASH EQUIVALENTS

       Cash and cash equivalents include short-term securities that have an original maturity date of 90 days or less.

CONCENTRATIONS OF CREDIT RISK

       Financial instruments that potentially subject New CF&I to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. New CF&I places its cash in high credit quality investments and limits the amount of credit exposure to any one financial institution. At times, cash balances are in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. New CF&I believes that risk of loss on its trade receivables is reduced by ongoing credit evaluation of customer financial condition and requirements for collateral, such as letters of credit and bank guarantees.

INVENTORY

       New CF&I's inventory consists of raw materials, semi-finished, finished products, and operating stores and supplies. At December 31, 2002, inventory was approximately $46.1 million. If appropriate, New CF&I's inventory balances are adjusted to approximate the lower of manufacturing cost or market value. No such adjustment was required for the years ended 2002, 2001, and 2000. Manufacturing cost is determined using the average cost method.

PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are stated at cost, including interest capitalized during construction of $164,600, $325,000 and $215,000 in 2002, 2001 and 2000, respectively. Depreciation is determined using principally the straight-line and the units of production methods over the estimated useful lives of the assets. The original cost of machinery, which is being depreciated using the units of production method, is approximately $35 million. Total finished goods production for the years ended 2002, 2001, and 2000 were 852,000 tons, 748,000 tons, and 740,000 tons, respectively. The estimated useful lives of most of New CF&I's operating machinery and equipment are from 20 to 30 years. Maintenance and repairs are expensed as incurred and costs of improvements are capitalized. Maintenance and repair expense for 2002, 2001, and 2000 were $26.3 million, $23.8 million, and $19.4 million, respectively. Upon disposal, cost and accumulated depreciation are removed from the accounts and gains or losses are reflected in results of operations.

COST IN EXCESS OF NET ASSETS ACQUIRED

       New CF&I adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and other Intangible Assets," effective January 1, 2002. As required under the transitional accounting provisions of SFAS No. 142, New CF&I completed the steps required to identify and measure goodwill impairment at each reporting unit. The reporting units were measured for impairment by comparing implied fair value of the reporting units' goodwill with the carrying amount of the goodwill. As a result, the entire goodwill was written off in the amount of $31.9 million, and a net charge of $19.1 million (after tax and minority interest) was recognized as a cumulative effect of a change in accounting principle during the first quarter of 2002. In accordance with SFAS No. 142, goodwill is no longer amortized, but is reviewed at least annually for impairment. The remaining $1.1 million in assets consists of proprietary technology, presented at cost, net of accumulated amortization, which are amortized over their estimated useful lives of ten years using the straight-line method.

OTHER ASSETS

       Included in other assets are net water rights of approximately $11.0 million. These water rights include the rights to divert and use certain amounts of water from various river systems for either industrial or agricultural use.

IMPAIRMENT OF LONG-LIVED ASSETS

       When events or circumstances indicate the carrying value of a long-lived asset may be impaired, New CF&I uses an estimate of the future undiscounted cash flows to be derived from the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset's net book value, New CF&I then considers estimated fair market value versus carrying value in determining any potential impairment.

INCOME TAXES

       Deferred income taxes are provided for temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when it is estimated to be more likely than not that some portion of the deferred tax assets will not be realized. Income taxes are allocated in accordance with a tax allocation agreement between Oregon Steel and New CF&I, which provides for taxes on a separate return basis. A consolidated tax return is filed by Oregon Steel.

DERIVATIVE FINANCIAL INSTRUMENTS

       Effective January 1, 2001, New CF&I adopted SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", which requires that all derivative instruments be recorded on the balance sheet at fair value. The adoption of SFAS No. 133 did not have material effect on New CF&I's results of operations or its financial position. New CF&I did not have any derivative financial instruments outstanding at the time of adoption. See disclosure regarding Financial Instruments in Note 7.

SEGMENT REPORTING

        In accordance with the criteria of SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", New CF&I operates in a single reportable segment, the steel industry. All of the products of New CF&I are steel products in finished or semi-finished form. Production is the standard "mini-mill" process where electric arc furnaces are used to melt scrap and other metallics. Liquid steel is cast and cooled, then reheated for additional forming. New CF&I markets and sells the majority of its products through its own sales organization to customers primarily in the transportation, construction, or oil and gas industries. New CF&I distributes product at various locations in the United States and Canada, and as appropriate, through foreign sales agents.

SHIPPING AND HANDLING COST

       All shipping costs billed to customers is recorded as revenue with the related cost being recorded under cost of sales. Internal handling costs incurred to store, move, or prepare goods for shipments are recorded under Selling, General, and Administration expenses. For the years of 2002, 2001, and 2000, internal handling costs were $3.0 million, $4.1 million, and $2.6 million, respectively.

RECLASSIFICATIONS

       Certain reclassifications have been made in prior years to conform to the current year presentation. Such reclassifications do not affect results of operations as previously reported.

NEW ACCOUNTING PRONOUNCEMENTS

       In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," collectively referred to as the "Standards." SFAS No. 141 supersedes Accounting Principles Board Opinion (APB) No. 16, "Business Combinations." The provisions of SFAS No. 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS No. 141 also requires that, upon adoption of SFAS No. 142, New CF&I reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS No. 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. New CF&I adopted the provisions of SFAS No. 141 and 142 during its first quarter ended March 31, 2002. See Note 6 for further information.

       In August 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement requires that New CF&I record a liability for the fair value of an asset retirement obligation when New CF&I has a legal obligation to remove the asset. SFAS No. 143 is effective for New CF&I beginning January 1, 2003. New CF&I does not believe that the adoption of SFAS No. 143 will have a material impact on its consolidated financial statements.

       On October 3, 2001, the FASB issued SFAS No. 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." SFAS No. 144 supercedes SFAS No. 121 "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "REPORTING RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 was effective for New CF&I for the year beginning January 1, 2002. The adoption of this standard did not have a material effect on New CF&I's financial statements.

       In May 2002, the FASB issued SFAS No. 145, "RECISSION OF FAS NOS. 4, 44, AND 64, AMENDMENT OF FAS 13, AND TECHNICAL CORRECTIONS." Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS" are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. New CF&I does not believe that the adoption of this statement will have a material impact on its consolidated financial statements.

       In July 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS AND FOR OBLIGATIONS ASSOCIATED WITH DISPOSAL ACTIVITIES." SFAS No. 146 addresses the differences in accounting for long-lived assets and operations (segments) to be disposed of under SFAS No. 121 and APB No. 30 and accounting for costs associated with those and other disposal activities, including restructuring activities, under Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS No. 146 is effective for disposal activities after December 31, 2002, with early application encouraged. New CF&I does not believe that the adoption of this statement will have a material impact on its consolidated financial statements.

       In November 2002, the FASB issued FIN No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS." It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. FIN No. 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for the year ending December 31, 2002, which expand the disclosures required by a guarantor about its obligations under a guarantee. New CF&I will record the fair value of future material guarantees, if any.

       In January 2003, the FASB issued FIN No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. New CF&I is currently evaluating the impact of adoption of FIN No. 46 on the financial position and results of operations.

3.     INVENTORIES

       Inventories were as follows at December 31:

                                               2002        2001           2000
                                            --------     --------      --------
                                                       (IN THOUSANDS)

           Raw materials                    $  5,536     $  9,711      $  7,412
           Semi-finished product              11,325        9,610        13,140
           Finished product                   17,420        9,752        20,969
           Stores and operating supplies      11,823        6,985         7,108
                                            --------     --------      --------
               Total inventory              $ 46,104     $ 36,058      $ 48,629
                                            ========     ========      ========

4.     ACCOUNTS PAYABLE

         Accrued expenses consist of the following:

                                            2002          2001            2000
                                          -------       -------         -------
                                                      (IN THOUSANDS)

Accrued post retirement obligations       $11,315        $ 9,357        $ 5,025
Accrued payables and expenses               6,168          9,151          9,174
Accrued environmental                       4,972          3,939          1,679
Accrued property tax                        2,941          2,530          3,058
Other                                         760            277          1,797
                                          -------        -------        -------
     Total accrued expenses               $26,156        $25,254        $20,733
                                          =======        =======        =======
5.     DEBT, FINANCING ARRANGEMENTS AND LIQUIDITY

       Borrowing requirements for capital expenditures and working capital have been provided through a revolving loan from Oregon Steel to New CF&I. The loan includes interest on the daily amount outstanding, paid monthly, at the rate of 10.65%. The principal is due on demand or, if no demand, due December 31, 2004. See Note 13 for discussion of the resultant transactions.

       At December 31, 2002, principal payments on long-term debt were due as follows (in thousands):

                               2004                $ 228,208
                                                   =========

       Although New CF&I generated operating profit for the year ended December 31, 2002, New CF&I experienced a net loss for this same period. Contributing to the adverse results was the interest paid by New CF&I to Oregon Steel for its financing. New CF&I has been able to fulfill its needs for working capital and capital expenditures due, in part, to the financing arrangement with Oregon Steel. New CF&I expects that operations will continue for 2003, with the realization of assets, and discharge of liabilities in the ordinary course of business. New CF&I believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to New CF&I and, although the demand for repayment of the obligation in full is not expected during 2003, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that New CF&I would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to New CF&I.

6.     GOODWILL AND INTANGIBLE ASSETS

         Effective January 1, 2002, New CF&I adopted SFAS No.142, "GOODWILL AND OTHER INTANGIBLE ASSETS." As part of this adoption, New CF&I ceased amortizing all goodwill and assessed goodwill for possible impairment. As an initial step, New CF&I tested goodwill impairment within CF&I, the only reporting unit with goodwill.

         As required under the transitional accounting provisions of SFAS No. 142, New CF&I completed the steps required to identify and measure goodwill impairment at CF&I. This reporting unit was measured for impairment by comparing implied fair value of the reporting unit's goodwill with the carrying amount of the goodwill. As a result, the entire goodwill at CF&I was written off in the amount of $31.9 million and a charge of $19.1 million (after tax and minority interest) was recognized as a cumulative effect of a change in accounting principle during the first quarter of 2002. Historical earnings and applying an earnings multiple resulted in the identification of an impairment that was recognized at the reporting unit. The implementation of SFAS No. 142 required the use of judgements, estimates and assumptions in the determination of fair value and impairment amounts related to the required testing. Prior to adoption of SFAS No. 142, New CF&I had historically evaluated goodwill for impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which did not result in an indicated impairment.

         Additionally, pursuant to SFAS No. 142, New CF&I completed its reassessment of finite intangible asset lives, which consists of proprietary technology at CF&I. Based on this reassessment, no adjustment was needed on the proprietary technology. New CF&I does not have any other acquired intangible assets, whether finite or indefinite-lived assets.

         Listed below are schedules describing the goodwill and intangibles of New CF&I. Also included is a report of what adjusted earnings would have been if amortization had not taken place for the years ended 2002, 2001 and 2000.

GOODWILL - ADOPTION OF SFAS NO. 142
-----------------------------------

         New CF&I applied the SFAS No. 142 rules in accounting of goodwill and intangibles and $31.9 million of goodwill was written off in the first quarter of 2002. During 2002, no additional goodwill was acquired. There was no remaining goodwill at December 31, 2002.

INTANGIBLE ASSETS

         The carrying amount of intangible assets and the associated amortization expenses are as follows:


                                                 AS OF DECEMBER 31, 2002
                                         -------------------------------------
                                         GROSS CARRYING            ACCUMULATED
                                             AMOUNT               AMORTIZATION
                                         --------------           ------------
                                                      (IN THOUSANDS)

    AMORTIZED INTANGIBLE ASSETS: (FN1)
    ----------------------------------
         Proprietary technology               $1,892                   $(786)
                                              ======                   =====


    AGGREGATE AMORTIZATION EXPENSE:            2002                     2001
    -------------------------------            ----                     ----

         For the years ended                  $ 122                    $ 122

    ESTIMATED AMORTIZATION EXPENSE:
    -------------------------------
        For the year ended 12/31/03            $122
        For the year ended 12/31/04            $122
        For the year ended 12/31/05            $122
        For the year ended 12/31/06            $122
        For the year ended 12/31/07            $122

(FN1) Weighted average amortization period is 16 years.

The following adjusts reported net loss to exclude goodwill amortization.


                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                    --------------------------------------
                                                                (IN THOUSANDS)
                                                       2002          2001           2000
                                                    ---------     ---------       --------



    Goodwill amortization                           $     --        $ (1,020)     $(1,020)
                                                    ========        ========      =======

    Net loss                                         (14,638)        (14,963)      (3,131)
    Add back:  Goodwill amortization,
        net of tax, net of minority interest               -             576          576
                                                    --------        --------      -------
    Adjusted net loss                               $(14,638)       $(14,387)     $(2,555)
                                                    ========        ========      =======

7.     FAIR VALUE OF FINANCIAL INSTRUMENTS

       The estimated fair value of New CF&I's financial instruments at December 31 were as follows:

                                                  2002                           2001                          2000
                                      ------------------------------ ----------------------------- ------------------------------
                                        CARRYING          FAIR         CARRYING         FAIR          CARRYING         FAIR
                                         AMOUNT          VALUE          AMOUNT          VALUE          AMOUNT          VALUE
                                      -------------- --------------- -------------- -------------- --------------- --------------
                                                                            (IN THOUSANDS)
Cash and cash equivalents             $    289         $    289       $      3       $      3        $      5       $      5
Long-term debt, including
    current portion                         --               --         14,536         14,494          23,162         22,779
Long-term debt to Oregon Steel         228,208          210,494        230,258        213,792         221,474        154,000

       The carrying amount of cash and cash equivalents approximate fair value due to their short maturity. The fair value of long-term debt, both to external parties and to Oregon Steel are estimated by discounting future cash flows based on the Company's incremental borrowing rate for similar types of borrowing arrangements.

8.     INCOME TAXES

       The income tax (expense) benefit consisted of the following:

                                      2002          2001               2000
                                    --------      --------           --------
                                               (IN THOUSANDS)
Current:
    Federal                         $  (738)      $  (471)           $  (659)
    State                              (119)          (81)               (94)
                                    -------       -------            -------
                                       (857)         (552)              (753)
                                    -------       -------            -------
Deferred:
    Federal                          (1,684)        5,472                503
    State                            (1,576)          605              1,938
                                    -------       -------            -------
                                     (3,260)        6,077              2,441
                                    -------       -------            -------
Income tax (expense) benefit        $(4,117)      $ 5,525            $ 1,688
                                    =======       =======            =======

       A reconciliation of the statutory benefit rate to the effective (tax) or benefit rate on loss before income taxes is as follows:

                                     2002           2001            2000
                                   -------         -----           ------

       Federal                     (35.0)%          35.0%           35.0%
       State                       (12.1)           (4.3)            5.1
       Other                        (1.1)           (3.8)           (5.1)
                                   -----            ----            ----
                                   (48.2)%          26.9%           35.0%
                                   =====            ====            ====

       The current and noncurrent components of the net deferred tax assets at December 31 were as follows:

                                                            2002             2001            2000
                                                         --------          -------         --------
                                                                        (IN THOUSANDS)
Net current deferred tax asset:
    Assets:
         Inventories                                     $    706          $    921        $    868
         Accrued expenses                                   3,305             2,284           1,517
         Allowance for doubtful accounts                      830               760             455
                                                         --------          --------        --------
Net current deferred tax asset                           $  4,841          $  3,965        $  2,840
                                                         ========          ========        ========

Net noncurrent deferred tax asset:
    Assets:
        Net operating loss carryforward                  $ 57,624          $ 61,165        $ 54,932
        Environmental liability                            13,342            11,960          12,417
        State tax credits                                   5,754             5,565           5,546
        Pension liability adjustment                        2,288               978              --
        Other                                               6,151             5,187           5,667
                                                         --------          --------        --------
                                                           85,159            84,855          78,562
        Valuation allowance                                (5,162)           (3,424)         (3,105)
                                                         --------          --------        --------
                                                           79,997            81,431          75,457
                                                         --------          --------        --------
     Liabilities:
         Property, plant and equipment                     47,211            47,773          47,051
         Costs in excess of net assets acquired                --             9,309           9,987
                                                         --------          --------        --------
                                                           47,211            57,082          57,038
                                                         --------          --------        --------
Net noncurrent deferred tax asset                        $ 32,786          $ 24,349        $ 18,419
                                                         ========          ========        ========

       At December 31, 2002, 2001 and 2000, New CF&I included in accounts payable amounts due to Oregon Steel of $830,000, $1,336,000 and $784,000, respectively, related to income taxes.

       At December 31, 2002, New CF&I had state tax credits of $5.7 million related to enterprise zone credits for eligible completed capital projects, expiring 2003 through 2014.

       At December 31, 2002, New CF&I had $154.7 million in federal net operating loss carryforwards expiring in 2010 through 2021 that it expects to utilize through a tax sharing agreement with Oregon Steel. In addition, New CF&I has $155.3 million in state net operating loss carryforwards expiring in 2004 through 2021.

       New CF&I maintained a valuation allowance of $5.2 million, $3.4 million and $3.1 million at December 31, 2002, 2001, and 2000, respectively, for state tax credit carryforwards. Management believes that it is more likely than not that future taxable income will not be sufficient to realize the full benefit of the state tax credit carryforwards. No valuation allowance has been established for net operating loss carryforwards.

      At December 31, 2002, New CF&I recorded deferred tax assets totaling $2.3 million created by a minimum pension liability established pursuant to SFAS No. 87, "EMPLOYER'S ACCOUNTING FOR PENSION." The setup of the deferred tax asset has no impact on the current year deferred tax expense calculation because of the direct impact on equity required by SFAS No. 87.

9.     EMPLOYEE BENEFIT PLANS

PENSION PLANS

       New CF&I has noncontributory defined benefit retirement plans covering all of the eligible employees of New CF&I. The plans provide benefits based on participants' years of service and compensation. New CF&I funds at least the minimum annual contribution required by ERISA.

       The following table sets forth the funded status of the plans and the amounts recognized as of December 31:

                                                                        2002          2001           2000
                                                                      --------       --------     --------
                                                                                 (IN THOUSANDS)
Change in benefit obligation
----------------------------
Projected benefit obligation at January 1                             $ 26,211       $ 22,487     $ 20,861
Service cost                                                             1,762          1,528        1,179
Interest cost                                                            1,796          1,647        1,523
Benefits paid                                                           (1,058)        (1,072)      (1,004)
Actuarial loss (gain)                                                    1,096          1,621          (72)
                                                                      --------       --------     --------
Projected benefit obligation at December 31                             29,807         26,211       22,487
                                                                      --------       --------     --------

Change in plan assets
---------------------
Fair value of plan assets at January 1                                  16,167         17,721       19,668
Actual loss on plan assets                                              (1,426)          (778)        (943)
Company contribution                                                     4,400            296           --
Benefits paid                                                           (1,058)        (1,072)      (1,004)
                                                                      --------       --------     --------
Fair value of plan assets at December 31                                18,083         16,167       17,721
                                                                      --------       --------     --------

Projected benefit obligation in excess of plan assets                  (11,724)       (10,044)      (4,766)
Unrecognized net loss (gain)                                             7,474          3,746         (114)
                                                                      --------       --------     --------
Net amount recognized                                                   (4,250)        (6,298)      (4,880)
Minimum liability                                                       (6,021)        (2,575)          --
                                                                      --------       --------     --------
Total pension liability recognized in consolidated balance sheet      $(10,271)      $ (8,873)    $ (4,880)
                                                                      ========       ========     ========

       Net pension cost was $2.4 million, $1.7 million and $1.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

       Plan assets are invested in interest-bearing cash and equivalents (2%), and common stock and bond funds (98%) at December 31, 2002.

       Generally weak financial market conditions resulted in poor investment returns in the pension plans for the year 2002, thus causing pension assets to be lower than actuarial liabilities and requiring an additional liability of $3.4 million to be recorded. The additional liability is tax-affected when recorded to stockholders' equity and shown as a component of other comprehensive income.

       The following table sets forth the significant actuarial assumptions for New CF&I's pension plans:

                                                    2002      2001      2000
                                                    ----      ----      ----
Discount rate                                       6.8%      7.0%      7.5%
Rate of increase in future compensation levels      4.0%      4.0%      4.0%
Expected long-term rate of return on plan assets    8.5%      8.5%      8.5%


POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

       New CF&I provides certain health care and life insurance benefits for substantially all of its retired employees. Employees are generally eligible for benefits upon retirement after completion of a specified number of years of service. The benefit plans are unfunded.

        The following table sets forth the unfunded status and the amounts recognized at December 31:

                                                                          2002            2001             2000
                                                                        --------        --------         --------
                                                                                      (IN THOUSANDS)
Change in benefit obligation
----------------------------
Accumulated postretirement benefit obligation at January 1              $ 10,427        $  9,659         $  9,179
Service cost                                                                 118             113               90
Interest cost                                                                705             700              661
Benefits paid                                                               (598)           (475)            (525)
Actuarial loss                                                             1,868             430              254
                                                                        --------        --------         --------
Accumulated postretirement benefit obligation at December 31              12,520          10,427            9,659
                                                                        --------        --------         --------

Accumulated benefit obligation in excess of plan assets                  (12,520)        (10,427)          (9,659)
Unrecognized prior service cost                                              460             531              602
Unrecognized net loss                                                      3,643           1,872            1,511
                                                                        --------        --------         --------
Postretirement liability recognized in consolidated balance sheet       $ (8,417)       $ (8,024)        $ (7,546)
                                                                        ========        ========         ========

       Net postretirement benefit cost was $991,000, $953,000 and $871,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

       The obligations and costs for the retiree medical plan are not dependent on changes in the cost of medical care. Retirees are covered under plans providing fixed dollar benefits. The discount rate used in determining the accumulated postretirement benefit obligation was 6.8%, 7.0% and 7.5% in 2002, 2001 and 2000, respectively.

OTHER EMPLOYEE BENEFIT PLANS

       New CF&I has a profit participation plan under which it distributes quarterly to eligible employees 12% of CF&I's pretax income after adjustments for certain non-operating items. Each eligible employee receives a share of the distribution based upon the level of the eligible employee's base compensation compared with the total base compensation of all eligible employees of New CF&I. New CF&I may modify, amend or terminate the plan at any time, subject to the terms of the various labor agreements.

       New CF&I has qualified Thrift (401(k)) plans for eligible employees under which New CF&I, depending on the plan, matches 50% of the first 4%, or 25% of the first 6% of the participants' deferred compensation. Company contribution expense in 2002, 2001 and 2000 was $350,000, $264,000 and $265,000,
respectively.

10.     SALES OF REDEEMABLE COMMON STOCK

       In June 1994, the Board of Directors approved an increase in New CF&I's authorized $1 par value common stock from 100 to 1,000 shares. In August 1994, New CF&I sold a 10% equity interest to a subsidiary of Nippon Steel Corporation ("Nippon"). On November 15, 1995, a 74% stock dividend was declared, increasing Oregon Steel's holding of New CF&I's common stock to 174 shares.

       In connection with the sale, New CF&I and Oregon Steel entered into a stockholders' agreement with Nippon pursuant to which Nippon was granted a right to sell, in certain circumstances, all, but not less than all, of its equity interest in New CF&I back to New CF&I at the then fair market value. Those circumstances include, among other things, a change of control, as defined, in New CF&I, certain changes involving the composition of New CF&I's board of directors, and the occurrence of certain other events that are within the control of New CF&I or Oregon Steel. Oregon Steel also agreed not to transfer voting control of New CF&I to a nonaffiliate except in those circumstances where Nippon is offered the opportunity to sell its interest in New CF&I to the transferee at the same per share price obtained by Oregon Steel. New CF&I retains a right of first refusal in the event that Nippon desires to transfer its interest in New CF&I to a nonaffiliate. During 1995, Oregon Steel sold a 3% equity interest in New CF&I to the Nissho Iwai Group ("Nissho Iwai") under substantially the same terms and conditions of the Nippon transaction. New CF&I believes that it is not probable that the conditions which would permit a stock redemption will occur.

11.    COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL

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

       In connection with the acquisition of the steelmaking and finishing facilities located at Pueblo, Colorado ("Pueblo Mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At December 31, 2002, the accrued liability was $29.9 million, of which $25.9 million was classified as non-current on the consolidated balance sheet.

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

       In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals, and that appeal is pending. CF&I has negotiated a settlement of this matter with EPA. Under that agreement and overlapping with the commitments made to the CDPHE described below, CF&I committed to the conversion to the new NSPS AAa compliant furnace (to be completed approximately two years after permit approval and expected to cost, with all related emission control improvements, approximately $20 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. Once the settlement agreement is finalized, the EPA will file either one or two proposed federal Consent Decrees, which, if approved by the court, will fully resolve all NSPS and PSD issues. At that time, CF&I will dismiss its appeal against the EPA. If the proposed settlement with the EPA is not approved, which appears unlikely, it would not be possible to estimate the liability if there were ultimately an adverse determination of this matter.

       In response to the CDPHE settlement and the resolution of the EPA action, CF&I has accrued $2.8 million as of December 31, 2002, for possible fines and non-capital related expenditures.

       In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. This permit was modified in April 2002 to incorporate the longer compliance schedule that is part of the settlement with the CDPHE and the EPA. In September 2002, New CF&I submitted a request for a further extension of certain Title V compliance deadlines, consistent with a joint petition by the State and New CF&I for an extension of the same deadlines in the State Consent Decree. This modification gives CF&I adequate time (at least 15 1/2 months after CDPHE issues the PSD permit) to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and, if necessary, purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices at costs comparable to internally generated billets. Pricing and availability of billets is subject to significant volatility. However, New CF&I believes that near term supplies of billets will continue to be available in sufficient quantities at favorable prices.

       In a related matter, in April 2000, the Union filed suit in U.S. District Court in Denver, Colorado, asserting that New CF&I and CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. The Union sought declaratory judgement regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney's fees. On July 6, 2001, the District Court dismissed the suit. The Union appealed the decision. On March 3, 2003, the 10th Circuit Court of Appeals reversed the District Court's dismissal of the case and remanded the case for further hearing to the District Court. New CF&I has not decided whether to further appeal this ruling. While New CF&I does not believe the suit will have a material adverse effect on its results of operations, the result of litigation, such as this, is difficult to predict and an adverse outcome with significant penalties is possible. It is not presently possible to estimate the liability if there is ultimately an adverse determination on appeal.

LABOR MATTERS

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

       On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of December 31, 2002, approximately 773 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At December 31, 2002, approximately 157 Unreinstated Employees remain unreinstated.

       On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, New CF&I has been returning Unreinstated Employees to jobs as positions became open. As noted above, there were approximately 157 Unreinstated Employees as of December 31, 2002. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded in February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees. New CF&I does not believe that final judicial action on the strike issues is likely for at least two to three years.

       In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay, including benefits, plus interest, from the date of the Union's unconditional offer to return to work through the date of their reinstatement or a date deemed appropriate by the NLRB or an appellate court. The number of Unreinstated Employees entitled to back pay may be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Back pay is generally determined by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable working conditions and compensation. Any estimate of the potential liability for back pay will depend significantly on the ability to assess the amount of interim wages earned by these employees since the beginning of the strike, as noted above. Due to the lack of accurate information on interim earnings for both reinstated and Unreinstated Employees and sentiment of the Union towards New CF&I, it is not currently possible to obtain the necessary data to calculate possible back pay. In addition, the NLRB's findings of misconduct by the Union may mitigate any back pay award with respect to any Unreinstated Employees proven to have taken part or participated in acts of misconduct during and after the strike. Thus, it is not presently possible to estimate the liability if there is ultimately an adverse determination against CF&I. An ultimate adverse determination against CF&I on these issues may have a material adverse effect on New CF&I's consolidated financial condition, results of operations, or cash flows. CF&I does not intend to agree to any settlement of this matter that will have a material adverse effect on New CF&I. In connection with the ongoing labor dispute, the Union has undertaken certain activities designed to exert public pressure on CF&I. Although such activities have generated some publicity in news media, CF&I believes that they have had little or no material impact on its operations.

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

       The United Transportation Union, representing thirty of those former employees, asserted that their members were protected under the FRSA and pursued their claim before the Public Law Board ("PLB"). A hearing was held in November 1999, and the PLB, with one member dissenting, rendered an award on January 8, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages and benefits received elsewhere. On February 6, 2001, C&W filed a petition for review of that award and referred the matter back to the PLB to determine the specific release which should be granted as to each claimant in accordance with the terms of the award. On May 23, 2002, C&W filed an appeal of the District Court's order in the United States Court of Appeals. The appeal was dismissed as being premature given that the hearing on back pay had not yet occurred. New CF&I does not believe that adverse determination against C&W of this matter would have a material adverse effect on New CF&I's results of operations.

       The Transportation-Communications International Union, Brotherhood Railway Carmen Division, representing six of those former C&W employees, asserted that their members were protected under the terms of the collective bargaining agreement and pursued their claim before a separate PLB. A hearing was held in January 2001, and that PLB, with one member dissenting, rendered an award on March 14, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages earned elsewhere. As of December 31, 2002, two of the six former employees have accepted a settlement from C&W. New CF&I does not believe that adverse determination against C&W of this matter would have a material adverse effect on New CF&I's results of operations.

PURCHASE COMMITMENTS

         Effective February 2, 1993, New CF&I entered into an agreement, which was subsequently amended on August 4, 1994, to purchase a base amount of oxygen produced at the Pueblo Mill. The agreement specifies that New CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at December 31, 2002 for this agreement was $116,000.

GUARANTEES

         On July 15, 2002, Oregon Steel issued $305 million of 10% First Mortgage Notes due 2009 ("10% Notes) at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The proceeds of this issuance were used to redeem Oregon Steel's 11% First Mortgage Notes due 2003 (including interest accrued from June 16, 2002 until the redemption date of August 14, 2002), refinance its existing credit agreement, and for working capital and general corporate purposes. The existing credit agreement was replaced with a new $75 million credit facility that will expire on June 30, 2005.

         New CF&I and CF&I (collectively "Guarantors") guarantee the obligations of Oregon Steel under the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable and inventory. On August 16, 2002, Oregon Steel along with New CF&I and CF&I filed a registration statement on Form S-4 to exchange the 10% Notes for notes with substantially identical terms registered with the Securities and Exchange Commission.

         In addition, as of December 31, 2002, Oregon Steel, New CF&I, CF&I, and C&W are borrowers ("Borrowers") under a $75 million revolving credit facility ("Credit Agreement") that is collateralized, in part, by certain equity and intercompany interests, accounts receivable and inventory of New CF&I and CF&I. At December 31, 2002, $5.0 million was restricted under the Credit Agreement, $8.2 million was restricted under the outstanding letters of credit, and $61.8 million was available for use. The Credit Agreement contains various restrictive covenants related to Oregon Steel including a minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. The Borrowers were in compliance with such covenants at December 31, 2002.

OTHER CONTINGENCIES

       New CF&I is party to various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters would not have a material adverse effect on the consolidated financial condition of New CF&I.

12.    MAJOR CUSTOMERS

       During 2002, New CF&I had sales to two rail customers, Burlington Northern Santa Fe Corporation, and Union Pacific Railroad which accounted for nearly 12% and 16%, respectively, of its total revenue for the year. No single customer or group of affiliated customers represented more than 10% of New CF&I's sales revenue in 2001 and 2000.

13.    RELATED PARTY TRANSACTIONS

OREGON STEEL MILLS, INC.

       New CF&I pays administrative fees to Oregon Steel for services it provides based on an allocation from Oregon Steel and reimburses Oregon Steel for costs incurred on behalf of New CF&I. The following table summarizes the transactions between New CF&I and Oregon Steel:


                                                           2002              2001           2000
                                                         --------          --------       --------
                                                                       (IN THOUSANDS)
Oregon Steel administrative fees                         $  3,414          $  3,855       $  3,825
Interest expense on notes payable to Oregon  Steel         24,601            26,963         24,263
Notes payable to Oregon Steel at December 31              228,208           230,258        221,474
Accounts payable to Oregon Steel at December 31             7,669             4,231          5,776

NIPPON STEEL CORPORATION

       In 1994, CF&I entered into an equipment supply agreement for purchase of deep head-hardened ("DHH") rail equipment from Nippon. Additionally, CF&I pays royalties to Nippon based on sales of DHH rail. CF&I has made payments on the DHH rail equipment and paid certain license and technical fees, and royalties. The following table summarizes the transactions between New CF&I and Nippon:

                                                    2002        2001       2000
                                                    ----      ------       ----
                                                           (IN THOUSANDS)
Payments to Nippon for the year ended December 31   $890      $1,210       $484
Accounts payable to Nippon at December 31            262         403        794

14.    UNUSUAL AND NONRECURRING ITEMS

SETTLEMENT OF LITIGATION

       Operating income for 2001 includes a $2.2 million gain from a settlement of outstanding litigated claims with certain graphite electrode suppliers.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
CF&I Steel, L.P.

In our opinion, the financial statements listed in the index appearing under
Item 15(a)(iv) on page 54 present fairly, in all material respects, the financial position of CF&I Steel, L.P. at December 31, 2002, 2001, and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(v) on page 54 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 6 to the financial statements, the Company changed its method of accounting for goodwill in 2002.


PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
March 03, 2003



                                                        CF&I STEEL, L.P.
                                                         BALANCE SHEETS
                                      (IN THOUSANDS EXCEPT FOR PER SHARE AND SHARE AMOUNTS)

                                                                                           DECEMBER 31,
                                                                        --------------------------------------------------
                                                                             2002              2001               2000
                                                                        --------------    --------------    --------------
                                               ASSETS
Current assets:
      Cash and cash equivalents                                         $      --           $      --           $       2
      Trade accounts receivable, less allowance for
      doubtful accounts of $1,311, $1,972 and 640                          31,036              38,178              42,743
      Inventories                                                          45,829              35,824              48,421
      Other                                                                   506                  71                 440
                                                                        ---------           ---------           ---------
            Total current assets                                           77,371              74,073              91,606
                                                                        ---------           ---------           ---------

Property, plant and equipment:
      Land and improvements                                                 3,449               3,498               3,470
      Buildings                                                            18,496              18,570              18,419
      Machinery and equipment                                             258,013             251,573             248,407
      Construction in progress                                              5,150               3,178               3,806
                                                                        ---------           ---------           ---------
                                                                          285,108             276,819             274,102
      Accumulated depreciation                                           (109,396)            (91,204)            (78,601)
                                                                        ---------           ---------           ---------
            Net property, plant and equipment                             175,712             185,615             195,501
                                                                        ---------           ---------           ---------

      Cost in excess of net assets acquired, net                            1,106              31,863              32,883
      Other assets                                                         13,334              14,728              12,864
                                                                        ---------           ---------           ---------
                                                                        $ 267,523           $ 306,279           $ 332,854
                                                                        =========           =========           =========
                                               LIABILITIES
Current liabilities:
      Current portion of long-term debt                                 $      --           $   9,464           $   8,625
      Accounts payable                                                     48,016              45,496              53,575
      Accrued expenses                                                     25,895              26,120              20,617
                                                                        ---------           ---------           ---------
            Total current liabilities                                      73,911              81,080              82,817

Long-term debt                                                                 --               5,072              14,536
Long-term debt -- Oregon Steel Mills, Inc.                                228,208             230,258             221,474
Long-term debt -- New CF&I, Inc.                                           21,756              21,756              21,756
Environmental liability                                                    27,488              28,465              30,850
Deferred employee benefits                                                  8,417               8,024               7,053
                                                                        ---------           ---------           ---------
            Total liabilities                                             359,780             374,655             378,486
                                                                        ---------           ---------           ---------
Commitments and contingencies (Note 9)

                                         PARTNERS' DEFICIT

General partner                                                           (87,829)            (65,094)            (43,443)
Limited partners                                                           (4,428)             (3,282)             (2,189)
                                                                        ---------           ---------           ---------
                                                                          (92,257)            (68,376)            (45,632)
                                                                        ---------           ---------           ---------
                                                                        $ 267,523           $ 306,279           $ 332,854
                                                                        =========           =========           =========


                            The accompanying notes are an integral part of the financial statements

                                                        CF&I STEEL, L.P.
                                                      STATEMENTS OF INCOME
                                                         (IN THOUSANDS)

                                                                        YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------------
                                                              2002                2001                2000
                                                       --------------         ----------         ---------------

SALES:
        Product sales                                     $ 308,025           $ 285,366             $ 262,759
        Freight                                              14,259              16,646                11,270
        Electricity sales                                        --               2,150                   839
                                                          ---------           ---------             ---------
                                                            322,284             304,162               274,868

COSTS AND EXPENSES:
        Cost of sales                                       270,121             273,186               241,371
        Settlement of litigation                                 --              (2,190)                   --
        Gain on sale of assets                               (1,109)                (19)               (2,972)
        Selling, general and administrative                  17,778              26,045                17,090
        Incentive Compensation                                1,561                  --                   127
                                                          ---------           ---------             ---------
                                                            288,351             297,022               255,616
                                                          ---------           ---------             ---------

                 Operating income                            33,933               7,140                19,252

OTHER INCOME (EXPENSE):
        Interest expense                                    (26,648)            (30,127)              (28,773)
        Other income, net                                       862                 367                   262
                                                          ---------           ---------             ---------
        Net income (loss) before accounting change           8,147             (22,620)               (9,259)
        Cumulative effect of change in accounting
        principle                                           (31,863)                 --                    --
                                                          ---------           ---------             ---------
                 NET LOSS                                 $ (23,716)          $ (22,620)            $  (9,259)
                                                          =========           =========             =========

                            The accompanying notes are an integral part of the financial statements.



                                CF&I STEEL, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                 (IN THOUSANDS)

                                          GENERAL        LIMITED
                                          PARTNER       PARTNERS         TOTAL
                                        ---------       --------      ----------

BALANCES, DECEMBER 31, 1999             (34,627)         (1,746)        (36,373)

    Net loss                             (8,816)           (443)         (9,259)
                                       --------        --------        --------
BALANCES, DECEMBER 31, 2000             (43,443)         (2,189)        (45,632)

    Net loss                            (21,533)         (1,087)        (22,620)
    Minimum pension liability              (118)             (6)           (124)
                                       --------        --------        --------

BALANCES, DECEMBER 31, 2001            $(65,094)       $ (3,282)       $(68,376)

    Net loss                            (22,578)         (1,138)        (23,716)
    Minimum pension liability              (157)             (8)           (165)
                                       --------        --------        --------

BALANCES, DECEMBER 31, 2002            $(87,829)       $ (4,428)       $(92,257)
                                       ========        ========        ========

                 The accompanying notes are an integral part of the financial statements.


                                                CF&I STEEL, L.P.
                                            STATEMENTS OF CASH FLOWS
                                                 (IN THOUSANDS)
                                                                              YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------------
                                                                        2002             2001            2000
                                                                    ------------     ------------    ------------
Cash flows from operating activities:
     Net loss                                                         $ (23,716)       $ (22,620)      $  (9,259)
     Adjustments to reconcile net loss to net cash
        provided (used) by operating activities:
           Depreciation and amortization                                 18,373           17,624          18,363
           Goodwill write off                                            31,863               --              --
           Gain on sale of assets and investments                        (1,109)             (19)         (2,972)
           Other, net                                                    (1,130)          (2,385)             --
        Changes in current assets and liabilities:
           Trade accounts receivable                                      7,303            4,565         (16,576)
           Inventories                                                  (10,005)          12,597         (13,264)
           Accounts payable                                               2,520           (8,079)         12,741
           Accrued expenses and deferred employee benefits                  168            6,474           1,922
           Other                                                           (560)          (1,820)            307
                                                                      ---------        ---------       ---------
     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                    23,707            6,337          (8,738)
                                                                      ---------        ---------       ---------

Cash flows from investing activities:
     Additions to property, plant and equipment                          (8,523)          (6,705)         (6,900)
     Proceeds from disposal of property and equipment                     1,112              164           3,156
     Other, net                                                             290               43             (40)
                                                                      ---------        ---------       ---------
     NET CASH USED BY INVESTING ACTIVITIES                               (7,121)          (6,498)         (3,784)
                                                                      ---------        ---------       ---------

Cash flows from financing activities:
     Borrowings from related parties                                    137,163          141,434         151,963
     Payments to related parties                                       (139,213)        (132,650)       (131,579)
     Payment of long-term debt                                          (14,536)          (8,625)         (7,862)
                                                                      ---------        ---------       ---------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                   (16,586)             159          12,522
                                                                      ---------        ---------       ---------

Net decrease in cash and cash equivalents                                    --               (2)             --
Cash and cash equivalents at the beginning of year                           --                2               2
                                                                      ---------        ---------       ---------
Cash and cash equivalents at the end of year                          $      --          $    --       $       2
                                                                      =========        =========       =========

Supplemental disclosures of cash flow information:
Cash paid for:
--------------
     Interest                                                         $  26,085        $  28,812       $  24,886


                    The accompanying notes are an integral part of the financial statements.


CF&I STEEL, L.P.
NOTES TO FINANCIAL STATEMENTS

1.     NATURE OF OPERATIONS

       CF&I Steel, L.P. ("CF&I") manufactures various specialty and commodity steel products in Pueblo, Colorado. Principal markets are steel service centers, steel fabricators, railroads, oil and gas producers and distributors, and other industrial concerns, primarily in the United States west of the Mississippi River. CF&I also markets products outside of North America.

       On March 3, 1993, the inception date of CF&I's operations, New CF&I, Inc. ("New CF&I"), a then wholly-owned subsidiary of Oregon Steel Mills, Inc. ("Oregon Steel"), (1) issued 100 shares of common stock to Oregon Steel for $22.2 million in certain consideration and (2) as the general partner, acquired for $22.2 million a 95.2% interest in CF&I. The remaining 4.8% interest was acquired by the Pension Benefit Guaranty Corporation ("PBGC"), as a limited partner, with a capital contribution of an asset valued at $1.2 million. On October 1, 1997, Oregon Steel purchased PBGC's limited partnership interest in CF&I, and subsequently sold 0.5% to another shareholder in New CF&I.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUE RECOGNITION

       CF&I recognizes revenues when title passes, the earnings process is substantially complete, and CF&I is reasonably assured of the collection of the proceeds from the exchange, all of which generally occur upon shipment of CF&I's products or delivering of the product at the destination specified by customer.

CASH AND CASH EQUIVALENTS

       Cash and cash equivalents include short-term securities that have an original maturity date of 90 days or less.

CONCENTRATIONS OF CREDIT RISK

       Financial instruments that potentially subject CF&I to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. CF&I places its cash in high credit quality investments and limits the amount of credit exposure to any one financial institution. At times, cash balances are in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. CF&I believes that risk of loss on its trade receivables is reduced by ongoing credit evaluation of customer financial condition and requirements for collateral, such as letters of credit and bank guarantees.

INVENTORY

       CF&I's inventory consists of raw materials, semi-finished, finished products and operating stores and supplies. At December 31, 2002, inventory was approximately $45.8 million. CF&I's inventory balances are adjusted to approximate the lower of manufacturing cost or market value. No such adjustment was required for the years ended 2002, 2001 and 2000. Manufacturing cost is determined using the average cost method.


PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are stated at cost, including interest capitalized during construction of $164,600, $325,000 and $215,000 in 2002, 2001 and 2000, respectively. Depreciation is determined using principally the straight-line and the units of production methods over the estimated useful lives of the assets. The original cost of machinery, which is being depreciated using the units of production method, is approximately $35 million. Total finished goods production for the years ended 2002, 2001, and 2000 were 852,000, 748,000, and 740,000, respectively. The estimated useful lives of most of CF&I's operating machinery and equipment are from 20 to 30 years. Maintenance and repairs are expensed as incurred and costs of improvements are capitalized. Major maintenance and repair expense for 2002, 2001, and 2000 were $26.3 million, $23.8 million, and $19.4 million, respectively.

Upon disposal, cost and accumulated depreciation are removed from the accounts and gains or losses are reflected in results of operations.

COST IN EXCESS OF NET ASSETS ACQUIRED

       CF&I adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and other Intangible Assets," effective January 1, 2002. As required under the transitional accounting provisions of SFAS No. 142, CF&I completed the steps required to identify and measure goodwill impairment at each reporting unit. The reporting units were measured for impairment by comparing implied fair value of the reporting units' goodwill with the carrying amount of the goodwill. As a result, the entire goodwill was written off in the amount of $31.9 million and was recognized as a cumulative effect of a change in accounting principle during the first quarter of 2002. In accordance with SFAS No. 142, goodwill is no longer amortized, but is reviewed at least annually for impairment. The remaining $1.1 million in assets consists of proprietary technology, presented at cost, net of accumulated amortization, which are amortized over their estimated useful lives of ten years using the straight-line method.

OTHER ASSETS

       Included in other assets are net water rights of approximately $11.0 million. These water rights include the rights to divert and use certain amounts of water from various river systems for either industrial or agricultural use.

IMPAIRMENT OF LONG-LIVED ASSETS

       When events or circumstances indicate the carrying value of a long-lived asset may be impaired, CF&I uses an estimate of the future undiscounted cash flows to be derived from the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset's net book value, CF&I then considers estimated fair market value versus carrying value in determining any potential impairment.

DERIVATIVE FINANCIAL INSTRUMENTS

       Effective January 1, 2001, CF&I adopted SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", which requires that all derivative instruments be recorded on the balance sheet at fair value. The adoption of SFAS No. 133 did not have material effect on CF&I's results of operations or its financial position. CF&I did not have any derivative financial instruments outstanding at the time of adoption. See disclosure regarding Financial Instruments in Note 7.

SEGMENT REPORTING

        In accordance with the criteria of SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", CF&I operates in a single reportable segment, the steel industry. All of the products of CF&I are steel products in finished or semi-finished form. Production is the standard "mini-mill" process where electric arc furnaces are used to melt scrap and other metallics. Liquid steel is cast and cooled, then reheated for additional forming. CF&I markets and sells the majority of its products through its own sales organization to customers primarily in the transportation, construction, or oil and gas industries. CF&I distributes product at various locations in the United States and Canada, and as appropriate, through foreign sales agents.


SHIPPING AND HANDLING COST

       All shipping costs billed to customers is recorded as revenue with the related cost being recorded under cost of sales. Internal handling costs incurred to store, move, or prepare goods for shipments are recorded under Selling, General, and Administration expenses. For the years of 2002, 2001, and 2000, internal handling costs were $3.0 million $4.1 million, and $2.6 million, respectively.

RECLASSIFICATIONS

       Certain reclassifications have been made in prior years to conform to the current year presentation. Such reclassifications do not affect results of operations as previously reported.

NEW ACCOUNTING PRONOUNCEMENTS

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

142, CF&I reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS No. 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. CF&I adopted the provisions of SFAS No. 141 and 142 during its first quarter ended March 31, 2002. See Note 6 for further information.

       In August 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement requires that CF&I record a liability for the fair value of an asset retirement obligation when CF&I has a legal obligation to remove the asset. SFAS No. 143 is effective for CF&I beginning January 1, 2003. CF&I does not believe that the adoption of SFAS No. 143 will have a material impact on its consolidated financial statements.

       On October 3, 2001, the FASB issued SFAS No. 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." SFAS No. 144 supercedes SFAS No. 121 "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 was effective for CF&I for the year beginning January 1, 2002. The adoption of this standard did not have a material effect on CF&I's financial statements.

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

       In November 2002, the FASB issued FIN No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS." It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. FIN No. 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for the year ending December 31, 2002, which expand the disclosures required by a guarantor about its obligations under a guarantee. CF&I will record the fair value of future material guarantees, if any.

3.     INVENTORIES

       Inventories were as follows as of December 31:

                                         2002            2001          2000
                                       -------         -------       -------
                                                     (IN THOUSANDS)

    Raw materials                      $ 5,536         $ 9,711       $ 7,412
    Semi-finished product               11,325           9,610        13,140
    Finished product                    17,420           9,752        20,761
    Stores and operating supplies       11,548           6,751         7,108
                                       -------         -------       -------
      Total inventory                  $45,829         $35,824       $48,421
                                       =======         =======       =======

4.     ACCOUNTS PAYABLE

         Accrued expenses consist of the following:

                                            2002           2001          2000
                                          -------        -------        -------
                                                     (IN THOUSANDS)

Accrued post retirement obligations       $11,315        $ 9,357        $ 5,025
Accrued payables and expenses               6,038         10,125         10,703
Accrued environmental                       4,972          3,939          1,679
Accrued property tax                        2,811          2,422          2,946
Other                                         759            277            264
                                          -------        -------        -------
     Total accrued expenses               $25,895        $26,120        $20,617
                                          =======        =======        =======

5.     DEBT, FINANCING ARRANGEMENTS AND LIQUIDITY

         Borrowing requirements for capital expenditures and working capital have been provided through revolving loans from Oregon Steel and New CF&I. The loan from Oregon Steel includes interest on the daily amount outstanding at the rate of 10.65%. The principal is due on demand or, if no demand, due on December 31, 2004. The loan from New CF&I includes interest on the daily amount outstanding at the rate of 9.5%. The principal is due on demand or, if no demand, due on December 31, 2004. Interest on the loans is paid on a monthly basis. See Note 11 for discussion of the resultant transactions.

       As of December 31, 2002, principal payments on long-term debt were due as follows (in thousands):

                              2004                         $248,964
                                                           ========

       Although CF&I generated operating profit for the year ended December 31, 2002, CF&I experienced a net loss for this same period. Contributing to the adverse results was the interest paid by CF&I to Oregon Steel for its financing. CF&I has been able to fulfill its needs for working capital and capital expenditures due, in part, to the financing arrangement with Oregon Steel. CF&I expects that operations will continue for 2003, with the realization of assets, and discharge of liabilities in the ordinary course of business. CF&I believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to CF&I and, although the demand for repayment of the obligation in full is not expected during 2003, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that CF&I would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to CF&I.

6.     GOODWILL AND INTANGIBLE ASSETS

       Effective January 1, 2002, CF&I adopted SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." As part of this adoption, CF&I ceased amortizing all goodwill and assessed goodwill for possible impairment. As an initial step, CF&I tested goodwill impairment within CF&I, the only reporting unit with goodwill.

       As required under the transitional accounting provisions of SFAS No. 142, CF&I completed the steps required to identify and measure goodwill impairment at CF&I. This reporting unit was measured for impairment by comparing implied fair value of the reporting unit's goodwill with the carrying amount of the goodwill. As a result, the entire goodwill at CF&I was written off in the amount of $31.9 million during the first quarter of 2002. Historical earnings and applying an earnings multiple resulted in the identification of an impairment that was recognized at the reporting unit. The implementation of SFAS No. 142 required the use of judgements, estimates and assumptions in the determination of fair value and impairment amounts related to the required testing. Prior to adoption of SFAS No. 142, CF&I had historically evaluated goodwill for impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which did not result in an indicated impairment.

       Additionally, pursuant to SFAS No. 142, CF&I completed its reassessment of finite intangible asset lives, which consists of proprietary technology at CF&I. Based on this reassessment, no adjustment was needed on the proprietary technology. CF&I does not have any other acquired intangible assets, whether finite or indefinite-lived assets.

       Listed below are schedules describing the goodwill and intangibles of CF&I. Also included is a report of what adjusted earnings would have been if amortization had not taken place for years ended 2002 and 2001.

GOODWILL - ADOPTION OF SFAS NO. 142
-----------------------------------

       CF&I applied the SFAS No. 142 rules in accounting of goodwill and intangibles and $31.9 million of goodwill was written off in the first quarter of 2002. During 2002, no additional goodwill was acquired. There was no remaining goodwill at December 31, 2002.

INTANGIBLE ASSETS
-----------------

       The carrying amount of intangible assets and the associated amortization expenses are as follows:

                                                AS OF DECEMBER 31, 2002
                                         ----------------------------------
                                         GROSS CARRYING        ACCUMULATED
                                             AMOUNT            AMORTIZATION
                                         --------------        ------------
                                                   (IN THOUSANDS)

    AMORTIZED INTANGIBLE ASSETS: (FN1)
    ----------------------------------
         Proprietary technology              $1,892                 $(786)
                                             ======                 =====


    AGGREGATE AMORTIZATION EXPENSE:
    -------------------------------
                                               2002                  2001
                                               ----                  ----
         For the year ended                   $ 122                 $ 122

    ESTIMATED AMORTIZATION EXPENSE:
    -------------------------------
        For the year ended 12/31/03            $122
        For the year ended 12/31/04            $122
        For the year ended 12/31/05            $122
        For the year ended 12/31/06            $122
        For the year ended 12/31/07            $122

(FN1) Weighted average amortization period is 16 years.

The following adjusts reported net loss to exclude goodwill amortization.

                                                      FOR THE YEAR ENDED
                                                  DECEMBER 31, (IN THOUSANDS)
                                           ------------------------------------
                                                2002         2001         2000
                                            ---------     --------      -------


    Goodwill amortization                   $     --      $ (1,020)     $(1,020)
                                            ========      ========      =======

    Net loss                                 (23,716)      (22,620)      (9,259)
    Add back goodwill amortization                --         1,020        1,020
                                            --------      --------      -------
    Adjusted net loss                       $(23,716)     $(21,600)     $(8,239)
                                            ========      ========      =======


7.     FAIR VALUE OF FINANCIAL INSTRUMENTS

       The estimated fair value of the CF&I's financial instruments at December 31 were as follows:


                                                  2002                           2001                          2000
                                      ------------------------------ ----------------------------- -------------------------
                                        CARRYING          FAIR         CARRYING         FAIR        CARRYING         FAIR
                                         AMOUNT          VALUE          AMOUNT          VALUE        AMOUNT          VALUE
                                      -------------- --------------- -------------- -------------- ------------- -----------
                                                                            (IN THOUSANDS)
Cash and cash equivalents             $      -        $      -       $      -       $      -        $      2       $      2
Long-term debt, including
    current portion                          -               -         14,536         14,494          23,162         22,779
Long-term debt to Oregon Steel         228,208         210,494        230,258        213,792         221,474        154,000
Long-term debt to New CF&I              21,756          20,925         21,756         20,805          21,756         20,500

       The carrying amount of cash and cash equivalents approximate fair value due to their short maturity. The fair value of long-term debt to Oregon Steel and New CF&I are estimated by discounting future cash flows based on CF&I's incremental borrowing rate for similar types of borrowing arrangements.

8.     EMPLOYEE BENEFIT PLANS

PENSION PLANS

       CF&I has noncontributory defined benefit retirement plans covering all eligible employees. The plans provide benefits based on participants' years of service and compensation. CF&I funds at least the minimum annual contribution required by ERISA.

       The following table sets forth the funded status of the plans and the amounts recognized as of December 31:

                                                                           2002           2001           2000
                                                                        --------       --------       --------
                                                                                     (IN THOUSANDS)
Change in benefit obligation
----------------------------
Projected benefit obligation at January 1                               $ 26,211       $ 22,487       $ 20,861
Service cost                                                               1,762          1,528          1,179
Interest cost                                                              1,796          1,647          1,523
Benefits paid                                                             (1,058)        (1,072)        (1,004)
Actuarial loss (gain)                                                      1,096          1,621            (72)
                                                                        --------       --------       --------
Projected benefit obligation at December 31                               29,807         26,211         22,487
                                                                        --------       --------       --------

Change in plan assets
---------------------
Fair value of plan assets at January 1                                    16,167         17,721         19,668
Actual loss on plan assets                                                (1,426)          (778)          (943)
Company contribution                                                       4,400            296             --
Benefits paid                                                             (1,058)        (1,072)        (1,004)
                                                                        --------       --------       --------
Fair value of plan assets at December 31                                  18,083         16,167         17,721
                                                                        --------       --------       --------

Projected benefit obligation in excess of plan assets                    (11,724)       (10,044)        (4,766)
Unrecognized net loss (gain)                                               7,474          3,746           (114)
                                                                        --------       --------       --------
Net amount recognized                                                     (4,250)        (6,298)        (4,880)
Minimum liability                                                         (6,021)        (2,575)            --
                                                                        --------       --------       --------
Total pension liability recognized in consolidated balance sheet        $(10,271)      $ (8,873)      $ (4,880)
                                                                        ========       ========       ========


       Net pension cost was $2.4 million, $1.7 million and $1.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

       Plan assets are invested in interest-bearing cash and equivalents (2%), and common stock and bond funds (98%) at December 31, 2002.

       Generally weak financial market conditions resulted in poor investment returns in the pension plans for the year 2002, thus causing pension assets to be lower than actuarial liabilities and requiring an additional liability of $3.4 million to be recorded.

       The following table sets forth the significant actuarial assumptions for CF&I's pension plans:

                                                    2002        2001       2000
                                                    ----        ----       ----
Discount rate                                       6.8%        7.0%       7.5%
Rate of increase in future compensation levels      4.0%        4.0%       4.0%
Expected long-term rate of return on plan assets    8.5%        8.5%       8.5%

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

       CF&I provides certain health care and life insurance benefits for substantially all of its retired employees. Employees are generally eligible for benefits upon retirement after completion of a specified number of years of service. The benefit plans are unfunded.

       The following table sets forth the unfunded status and the amounts recognized at December 31:


                                                                               2002           2001              2000
                                                                             --------       --------         --------
                                                                                         (IN THOUSANDS)
Change in benefit obligation
----------------------------
Accumulated postretirement benefit obligation at January 1                   $ 10,427       $  9,659         $  9,179
Service cost                                                                      118            113               90
Interest cost                                                                     705            700              661
Benefits paid                                                                    (598)          (475)            (525)
Actuarial loss                                                                  1,868            430              254
                                                                             --------       --------         --------
Accumulated postretirement benefit obligation at December 31                   12,520         10,427            9,659
                                                                             --------       --------         --------

Accumulated benefit obligation in excess of plan assets                       (12,520)       (10,427)          (9,659)
Unrecognized prior service cost                                                   460            531              602
Unrecognized net loss                                                           3,643          1,872            1,511
                                                                             --------       --------         --------
Postretirement liability recognized in consolidated balance sheet            $ (8,417)      $ (8,024)        $ (7,546)
                                                                             ========       ========         ========

       Net postretirement benefit cost was $991,000, $953,000 and $871,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

       The obligations and costs for the retiree medical plan are not dependent on changes in the cost of medical care. Retirees are covered under plans providing fixed dollar benefits. The discount rate used in determining the accumulated postretirement benefit obligation was 6.8%, 7.0% and 7.5% in 2002, 2001 and 2000, respectively.


OTHER EMPLOYEE BENEFIT PLANS

       CF&I has a profit participation plan under which it distributes quarterly to eligible employees 12% of its pretax income after adjustments for certain non-operating items. Each eligible employee receives a share of the distribution based upon the level of the eligible employee's base compensation compared with the total base compensation of all eligible employees. CF&I may modify, amend or terminate the plan at any time, subject to the terms of the various collective bargaining agreements.

       CF&I has qualified Thrift (401(k)) plans for eligible employees under which CF&I matches, depending on plan, 50% of the first 4%, or 25% of the first 6% of the participants' deferred compensation. CF&I's contribution expense in 2002, 2001 and 2000 was $350,000, $264,000 and $265,000, respectively.

9.     COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL

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

       In connection with the acquisition of the steelmaking and finishing facilities located at Pueblo, Colorado ("Pueblo Mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At December 31, 2002, the accrued liability was $29.9 million, of which $25.9 million was classified as non-current on the consolidated balance sheet. The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the second quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the "State Consent Decree"). The State Consent Decree provides for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services. CF&I is also required to make certain capital improvements expected to cost approximately $20 million, including converting to the new single New Source Performance Standards Subpart AAa ("NSPS AAa") compliant furnace discussed below. The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration ("PSD") air permit. CF&I applied for the PSD permit in April 2002. Terms of that permit are still under discussion with the State and it has not yet been issued.

       In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals, and that appeal is pending. CF&I has negotiated a settlement of this matter with the EPA. Under that agreement and overlapping with the commitments made to the CDPHE described below, CF&I committed to the conversion to the new NSPS AAa compliant furnace (to be completed approximately two years after permit approval and expected to cost, with all related emission control improvements, approximately $20 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. Once the settlement agreement is finalized, the EPA will file either one or two proposed federal Consent Decrees, which, if approved by the court, will fully resolve all NSPS and PSD issues. At that time, CF&I will dismiss its appeal against the EPA. If the proposed settlement with the EPA is not approved, which appears unlikely, it would not be possible to estimate the liability if there were ultimately an adverse determination of this matter.

       In response to the CDPHE settlement and the resolution of the EPA action, CF&I has accrued $2.8 million as of December 31, 2002, for possible fines and non-capital related expenditures.

       In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. This permit was modified in April 2002 to incorporate the longer compliance schedule that is part of the settlement with the CDPHE and the EPA. In September 2002, CF&I submitted a request for a further extension of certain Title V compliance deadlines, consistent with a joint petition by the State and CF&I for an extension of the same deadlines in the State Consent Decree. This modification gives CF&I adequate time (at least 15 1/2 months after CDPHE issues the PSD permit) to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and, if necessary, purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices at costs comparable to internally generated billets. Pricing and availability of billets is subject to significant volatility. However, CF&I believes that near term supplies of billets will continue to be available in sufficient quantities at favorable prices.

       In a related matter, in April 2000, the Union filed suit in U.S. District Court in Denver, Colorado, asserting that New CF&I and CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. The Union sought declaratory judgement regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney's fees. On July 6, 2001, the District Court dismissed the suit. The Union appealed the decision. On March 3, 2003, the 10th Circuit Court of Appeals reversed the District Court's dismissal of the case and remanded the case for further hearing to the District Court. CF&I has not decided whether to further appeal this ruling. While CF&I does not believe the suit will have a material adverse effect on its results of operations, the result of litigation, such as this, is difficult to predict and an adverse outcome with significant penalties is possible. It is not presently possible to estimate the liability if there is ultimately an adverse determination on appeal.

LABOR MATTERS

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

       On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of December 31, 2002, approximately 773 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At December 31, 2002, approximately 157 Unreinstated Employees remain unreinstated.

       On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, CF&I has been returning Unreinstated Employees to jobs as positions became open. As noted above, there were approximately 157 Unreinstated Employees as of December 31, 2002. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded in February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees. CF&I does not believe that final judicial action on the strike issues is likely for at least two to three years.

       In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay, including benefits, plus interest, from the date of the Union's unconditional offer to return to work through the date of their reinstatement or a date deemed appropriate by the NLRB or an appellate court. The number of Unreinstated Employees entitled to back pay may be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Back pay is generally determined by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable working conditions and compensation. Any estimate of the potential liability for back pay will depend significantly on the ability to assess the amount of interim wages earned by these employees since the beginning of the strike, as noted above. Due to the lack of accurate information on interim earnings for both reinstated and Unreinstated Employees and sentiment of the Union towards CF&I, it is not currently possible to obtain the necessary data to calculate possible back pay. In addition, the NLRB's findings of misconduct by the Union may mitigate any back pay award with respect to any Unreinstated Employees proven to have taken part or participated in acts of misconduct during and after the strike. Thus, it is not presently possible to estimate the liability if there is ultimately an adverse determination against CF&I. An ultimate adverse determination against CF&I on these issues may have a material adverse effect on CF&I's consolidated financial condition, results of operations, or cash flows. CF&I does not intend to agree to any settlement of this matter that will have a material adverse effect on CF&I. In connection with the ongoing labor dispute, the Union has undertaken certain activities designed to exert public pressure on CF&I. Although such activities have generated some publicity in news media, CF&I believes that they have had little or no material impact on its operations.

PURCHASE COMMITMENTS

       Effective February 2, 1993, CF&I entered into an agreement, which was subsequently amended on August 4, 1994, to purchase a base amount of oxygen produced at a facility at the Pueblo Mill. The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at December 31, 2002 for this agreement was $116,000.

GUARANTEES

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

         New CF&I and CF&I (collectively "Guarantors") guarantee the obligations of Oregon Steel under the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable and inventory. On August 16, 2002, Oregon Steel along with New CF&I and CF&I filed a registration statement on Form S-4 to exchange the 10% Notes for notes with substantially identical terms registered with the Securities and Exchange Commission.

         In addition, as of December 31, 2002, Oregon Steel, New CF&I, CF&I, and C&W are borrowers ("Borrowers") under a $75 million revolving credit facility ("Credit Agreement") that is collateralized, in part, by certain equity and intercompany interests, accounts receivable and inventory of New CF&I and CF&I. At December 31, 2002, $5.0 million was restricted under the Credit Agreement, $8.2 million was restricted under the outstanding letters of credit, and $61.8 million was available for use. The Credit

Agreement contains various restrictive covenants including a minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. The Borrowers were in compliance with such covenants at December 31, 2002.

OTHER CONTINGENCIES

       CF&I is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters would not have a material adverse effect on the consolidated financial condition of CF&I.

10.    MAJOR CUSTOMERS

       No single customer or group of affiliated customers represented more than 10% of CF&I's sales revenue in 2000 and 2001. During 2002 CF&I had sales to two rail customers, Burlington Northern Santa Fe Corporation and Union Pacific Railroad which accounted for nearly 12% and 16%, respectively, of its total revenue for the year.

11.    RELATED PARTY TRANSACTIONS

OREGON STEEL MILLS, INC.

       CF&I pays administrative fees to Oregon Steel for services it provides based on an allocation from Oregon Steel and reimburses Oregon Steel for costs incurred on behalf of CF&I. The following table summarizes the transactions between CF&I and Oregon Steel:



                                                             2002          2001           2000
                                                          ---------     ---------       --------
                                                                      (IN THOUSANDS)
Oregon Steel administrative fees                          $  3,414      $  3,855        $  3,733
Interest expense on notes payable to Oregon Steel           24,602        26,963          24,263
Notes payable to Oregon Steel at December 31               228,208       230,258         221,474
Accounts payable to Oregon Steel at December 31              7,669         4,231           5,776

NEW CF&I, INC.

       CF&I includes in costs of sales amounts related to transportation services provided by a subsidiary of New CF&I. The following table summarizes the transactions between CF&I and New CF&I or its subsidiary:


                                                            2002          2001           2000
                                                         --------      --------       --------
                                                                     (IN THOUSANDS)
Services from subsidiary of New CF&I                     $ 2,931       $ 2,838        $ 3,197
Interest expense on notes payable to New CF&I              1,015         1,482          2,017
Accounts payable to New CF&I at December 31                6,146         4,630          3,190
Debt payable to New CF&I at December 31                   21,756        21,756         21,756
Interest payable on that debt at December 31               7,093        10,295         10,337


NIPPON STEEL CORPORATION

       In 1994, CF&I entered into an equipment supply agreement for purchase of deep head-hardened ("DHH") rail equipment from Nippon. Additionally, CF&I pays royalties to Nippon based on sales of DHH rail. CF&I has made payments on the DHH rail equipment and paid certain license and technical fees, and royalties. The following table summarizes the transactions between CF&I and Nippon:


                                                    2002      2001        2000
                                                    ----     ------       ----
                                                        (IN THOUSANDS)
Payments to Nippon for the year ended December 31   $890     $1,210       $484
Accounts payable to Nippon at December 31            262        403        794

12.    UNUSUAL AND NONRECURRING ITEMS

SETTLEMENT OF LITIGATION

       Operating income for 2001 includes a $2.2 million gain from a settlement of outstanding litigated claims with certain graphite electrode suppliers.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEMS 10. AND 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND
                  EXECUTIVE COMPENSATION

       The following table sets forth information with respect to each director of New CF&I including their names and ages as of February 1, 2003, business experience during the past five years and directorships in other corporations. Directors are elected each year at the annual stockholders meeting.


                                PRINCIPAL OCCUPATION AND                                                          DIRECTOR
NAME                            CERTAIN OTHER DIRECTORSHIPS                                           AGE         SINCE
-----------------------         --------------------------------------------------------------------  ---         --------

Joe E. Corvin (FN2)             Mr. Corvin is the Chairman of the Board of Directors, President and   58          1993
                                Chief Executive Officer of Oregon Steel and New CF&I. He served as
                                President and Chief Operating Officer of Oregon Steel from August
                                1996 to May 1999 and, prior to that, as Senior Vice President of
                                Manufacturing and Chief Operating Officer of New CF&I from March
                                1993 to August 1996. Since January 2000, he has been the President and Chief Executive Officer of Oregon Steel. He previously held the positions of President and Chief Operating Officer of Oregon Steel
                                since December 1996; prior to that, he served as Senior Vice
                                President for Oregon Steel from July 1996. He has served as a
                                Director of Oregon Steel since 1997.

L. Ray Adams (FN2)              Mr. Adams is the Vice President, Finance and Chief Financial          52          1993
                                Officer and Treasurer of New CF&I. He assumed these positions in
                                April 1993. He is also the Vice President - Finance, Chief
                                Financial Officer, and Treasurer of Oregon Steel. He assumed the positions of Vice President - Finance and Chief Financial Officer
                                with Oregon Steel in April 1991 and Treasurer in January 2000.

Steven M. Rowan (FN2)           Mr. Rowan is the President of C&W. He assumed this position April     57          2000
                                1993. He is also Vice President - Materials and Transportation of
                                Oregon Steel, a position he assumed in February 1992.

Keiichiro Shimakawa (FN1)       Mr. Shimakawa became the Executive Vice President, General Manager    53          1996
                                of Nippon Steel U.S.A., Inc., Chicago Branch, in 1996. He served as
                    (FN2)       Executive Vice President of Nippon Steel USA, Inc. from July 1994 to
                                July 1996. He also served as Manager of Tin Plate Sales for the
                                Sheet Sales Department at Nippon Steel's head office in Tokyo,
                                Japan, from 1990 to July 1994.

(FN1  Mr. Shimakawa served as Director from 1996-1998 and then was reappointed in 2000.

(FN2  No Director received any fees for their service as a member of the Board.

       The following table sets forth the compensation paid to or accrued by New CF&I and its subsidiaries for the Chief Executive Officer and each of the four most highly paid executive officers of New CF&I and its subsidiaries as of December 31, 2002, and other individuals fitting such description. The Chief Executive Officer and certain other executive officers were paid by Oregon Steel. With the exception of Messrs. Stewart and Rowan, the compensation information relating to the named executive officers of New CF&I who are also named executives of Oregon Steel and Section 16(a) reporting compliance information as set forth under the captions "Executive Compensation," "Defined Benefit Retirement Plans," "Employment Contracts and Termination of Employment and Change in Control Arrangements," "Compensation Committee Interlocks and Insider Participation," "Board Compensation Committee Report on Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Oregon Steel Mills, Inc. Proxy Statement for the 2003 Annual Meeting of Stockholders ("2003 Proxy Statement") are incorporated herein by reference. Executive officers of New CF&I are listed on page 8 of this Form 10-K.



                                      SUMMARY COMPENSATION TABLE

                                                        ANNUAL COMPENSATION(FN1)                  ALL OTHER COMPENSATION(FN1)
                                             ----------------------------------------           ----------------------------
                NAME AND                                                                        THRIFT PLAN
           PRINCIPAL POSITION                YEAR             SALARY            BONUS           CONTRIBUTION           OTHER
           ------------------                ----             ------            -----           ------------           -----
                                                                                                    (FN2)
                                                                                                    ----

   Joe E. Corvin
   President and Chief Executive
      Officer (FN3)(FN5)

   L. Ray Adams
   Vice President, Finance,
      Chief Financial Officer, and
      Treasurer (FN3)(FN5)

   Jeff S. Stewart
   Corporate Controller (FN3)                2002             $150,000          $36,000         $2,250
                                             2001              150,000                -          4,219
                                             2000              148,333                -          4,505

   Robert A. Simon
   Vice President and
      General Manager (FN4)(FN5)

   Steven M. Rowan                           2002             $200,000          $48,000         $2,750
   President of C&W (FN3)                    2001              200,000                -          4,800
                                             2000              200,000                -          4,800
-----------------------

(FN1)    Pension benefits accrued in 2001 and 2002 are not included in this Summary Compensation Table.

(FN2)    Matching contributions made by New CF&I on behalf of the named executive to New CF&I's Thrift Plan.

(FN3)    Compensation paid by Oregon Steel.

(FN4)    Compensation paid by CF&I.

(FN5)    Compensation for named executives is included in the 2003 Proxy Statement and such information is incorporated by reference herein.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

       The following table sets forth certain information concerning each exercise of stock options during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options:





   --------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
                 (a)                           (b)                     (c)                    (d)                    (e)
                                                                                     Number of Securities          Value of
                                                                                           Underlying            Unexercised
                                                                                     Unexercised Options     In-the-Money Options
                                                                                         at FY-End (#)          at FY-End ($)
   Name                                Shares Acquired on      Value Realized ($)        Exercisable/            Exercisable/
                                          Exercise (#)                                   Unexercisable          Unexercisable
   Joe E. Corvin (FN1)

   L. Ray Adams (FN1)

   Jeff S. Stewart                             0                       0                  18,251/7,249            14,698/3,444

   Robert A. Simon (FN1)

   Steven M. Rowan                             0                       0                  23,268/9,132            19,470/4,526
   --------------------------------- ----------------------- ----------------------- ---------------------- -----------------------

(FN1) Information related to options exercised and fiscal year-end option values for named executives is included in the 2003 Proxy statement and such information is incorporated by reference herein.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       The equity of New CF&I is held 87% by Oregon Steel, 10% by Nippon and 3% by Nissho Iwai. New CF&I, as general partner, has a 95.2% partnership interest in CF&I. Oregon Steel has a 4.3% limited partnership interest in CF&I. Nippon has a .5% limited partnership interest in CF&I.

       The following table summarizes information with respect to options under New CF&I's equity compensation plans at December 31, 2002:

                                                                                                 Number of securities
                                                                                               remaining available for
                                  Number of securities to be     Weighted-average exercise     future issuance under equity
                                   issued upon exercise of        price of outstanding             compensation plans
                                     outstanding options,          options, warrants, and        (excluding securities
                                     warrants, and rights                 rights                reflected in Column (a))
                                             (a)                           (b)                            (c)


Equity compensation plans
   approved by security holders               0                             $0                             0

Equity compensation plans not
   approved by security holders               0                             $0                             0
                                              -                                                            -

       Total                                  0                                                            0
                                              =                                                            =


       As of December 31, 2002, New CF&I has no equity compensation plans. All stock options that were granted to New CF&I executive officers were granted under the Oregon Steel Equity Compensation Plan. Information related to stock options granted, options exercised and fiscal year-end option values for New CF&I executives are included in Item 10 and 11.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       For related party transactions, see Note 13 to New CF&I's consolidated financial statements and Note 11 to CF&I's financial statements.


ITEM 14. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

       New CF&I's chief executive officer and chief financial officer, after evaluating the effectiveness of New CF&I's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, New CF&I's disclosure controls and procedures were effective and designed to ensure that material information relating to New CF&I and New CF&I's consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls
----------------------------

       There were no significant changes in New CF&I's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

                                                                           PAGE
                                                                           ----

(A)          FINANCIAL STATEMENTS:
             NEW CF&I, INC.
     (i)     Report of Independent Accountants - 2002, 2001 and 2000..........16
     (ii)    Consolidated Financial Statements:
                  Balance Sheets at December 31, 2002, 2001 and 2000..........17
                  Statements of Income for each of the three years
                      in the period ended December 31, 2002...................18
                  Statements of Changes in Stockholders' Equity
                      for each of the three years in the period ended
                      December 31, 2002................................       19
                  Statements of Cash Flows for each of the three years
                      in the period ended December 31, 2002...................20
                  Notes to Consolidated Financial Statements..................21

             CF&I STEEL, L.P.
     (iii)   Report of Independent Accountants - 2002, 2001 and 2000..........34
     (iv)    Financial Statements:
                 Balance Sheets at December 31, 2002, 2001 and 2000...........35
                 Statements of Operations for each of the three years
                      in the period ended December 31, 2002...................36
                 Statements of Changes in Partners' Equity
                      for each of the three years in the period
                      ended December 31, 2002................................ 37
                 Statements of Cash Flows for each of the three years
                      in the period ended December 31, 2002...................38
                 Notes to Financial Statements................................39
     (v)              Financial Statement Schedule for each of the
                      three years in the period ended December 31,
                      2002:
                 Schedule II - Valuation and Qualifying Accounts..............55
     (vi)    Exhibits:  Reference is made to the list on page 56 of
                      the exhibits filed with this report.

(B)          REPORT ON FORM 8-K:
             No reports on Form 8-K were required to be filed by New CF&I or CF&I during the quarter ended December 31, 2002.



                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         FOR THE YEAR ENDED DECEMBER 31
                                 (IN THOUSANDS)


                                                                         COLUMN C
                                                              ---------------------------
                                              COLUMN B         ADDITIONS                                            COLUMN E
                                             ----------                                                            ----------
                                             BALANCE AT       CHARGED TO         CHARGED                           BALANCE AT
COLUMN A                                     BEGINNING         COSTS AND         TO OTHER         COLUMN D           END OF
--------                                                                                         ----------
CLASSIFICATION                               OF PERIOD         EXPENSES          ACCOUNTS        DEDUCTIONS          PERIOD
--------------                               ----------       -----------        --------        ----------        ----------
    2002
    ----
Allowance for doubtful accounts                $1,972           $  633              $  -           $(794)            $1,811
Valuation allowance for impairment
     of noncurrent deferred income
     tax assets                                 3,424            1,738                 -               -              5,162
    2001
    ----
Allowance for doubtful accounts                $  640           $1,611              $  -           $(279)            $1,972
Valuation allowance for impairment
     of noncurrent deferred income
     tax assets                                 3,105              319                 -               -              3,424
    2000
    ----
Allowance for doubtful accounts                $  638           $    2              $  -           $   -             $  640
Valuation allowance for impairment
     of noncurrent deferred income
     tax assets                                 3,106                -                 -              (1)             3,105


   LIST OF EXHIBITS*

3.1 Certificate of Incorporation of New CF&I, Inc. (Filed as exhibit 3.1 to Form S-1 Registration Statement 333-02355 and incorporated by reference herein.)
3.2 Amended and Restated Agreement of Limited Partnership of CF&I Steel, L.P. dated as of March 3, 1993, by and between New CF&I, Inc. and the Pension Benefit Guaranty Corporation. (Filed as exhibit 28.1 to the Current Report on Form 8-K of Oregon Steel Mills, Inc. dated March 3, 1993, and incorporated by reference herein.)
3.3 Bylaws of New CF&I, Inc. (Filed as exhibit 3.3 to Form S-1 Registration Statement 333-02355 and incorporated by reference herein.)
4.1 Rights Agreement between Oregon Steel Mills, Inc. and ChaseMellon Shareholder Services, LLC (now Mellon Investor Services, LLC), as Rights Agent. (Filed as Exhibit 1 to Oregon Steel's Registration Statement on Form 8-A (SEC Reg. No. 1-9987) and incorporated by reference herein.)
4.2 Indenture, dated as of July 15, 2002, by and among Oregon Steel Mills, U.S. Bank National Association, as trustee, and New CF&I, Inc., and CF&I Steel, L.P., as guarantors. (Filed as exhibit 4.1 to the Registration statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein.)
4.3          First Amendment to Oregon Steel Mills, Inc. Indenture. (Filed as
             Exhibit 4.2 to Form 10-Q dated September 30, 2002, and incorporated by reference herein.)
4.4 Exchange and Registration Rights Agreement, dated July 15, 2002, between Oregon Steel Mills and Goldman, Sachs & Co. (Filed as exhibit 4.2 to the Registration Statement on Form S-4 (SEC Reg.
             No. 333-98249) and incorporated by reference herein.)
 4.5 Security Agreement, dated as of July 15, 2002, between Oregon Steel Mills and U.S. Bank National Association. (Filed as exhibit 4.3 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein.)
 4.6 Security Agreement, dated as of July 15, 2002, between CF&I Steel, L.P. and U.S. Bank National Association. (Filed as exhibit 4.4 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein.)
 4.7 Security Agreement, dated as of July 15, 2002, between New CF&I, Inc. and U.S. Bank National Association. (Filed as exhibit 4.5 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein.)
 4.8 Intercreditor Agreement, dated July 15, 2002 between U.S. Bank National Association and Textron Financial Corporation. (Filed as exhibit 4.6 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein.)
 4.9 Form of Deed of Trust, Assignment of Rents and Leases and Security Agreement. (Filed as exhibit 4.7 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein.)
 4.10 Form of Global Note. (Filed as exhibit 4.8 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein.)
 4.11 Guarantee of CF&I Steel, L.P. (Filed as exhibit 4.9 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein.)
 4.12 Guarantee of New CF&I, Inc. (Filed as exhibit 4.10 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein.)
10.1 Asset Purchase Agreement dated as of March 3, 1993 among CF&I Steel Corporation, Denver Metals Company, Albuquerque Metals Company, CF&I Fabricators of Colorado, Inc., CF&I Fabricators of Utah, Inc., Pueblo Railroad Service Company, Pueblo Metals Company, Colorado & Utah Land Company, The Colorado and Wyoming Railway Company, William J. Westmark as trustee for the estate of The Colorado and Wyoming Railway Company, CF&I Steel, L.P., New CF&I, Inc. and Oregon Steel Mills, Inc. (Filed as exhibit 2.1 to the Current Report on Form 8-K of Oregon Steel Mills, Inc. dated March 3, 1993, and incorporated by reference herein.)
10.2** Form of Key Employee Contract between Oregon Steel Mills, Inc. and its Executive Officers. (Filed as exhibit 10.2 to Oregon Steel Mills, Inc. Form 10-Q of dated September 30, 2000 and incorporated by reference herein.)
10.3** 2002 Annual Incentive Plan for certain of New CF&I's management employees. (Filed as exhibit 10.11 to Form 10-K of Oregon Steel Mills, Inc., dated December 31, 2001 and incorporated by reference herein.)
10.4** 2000 Non-Qualified Stock Option Plan. (Filed as exhibit 99.1 to Oregon Steel's Registration Statement on Form S-8 (see Reg.
             No. 333-68732) and incorporated by reference herein.)
10.5*** Credit Agreement, dated as of July 12, 2002, among Oregon Steel Mills, Inc., New CF&I, Inc., CF&I Steel, L.P. and Colorado & Wyoming Railway Company as borrowers, the financial institutions that are or may from time to time become parties thereto, as Lenders, Textron Financial Corporation, as Agent for the Lenders, and GMAC Business Credit LLC, as Co-Managing Agent. (Filed as exhibit 10.1 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein.)
10.6 Amendment No. 1 to Credit Agreement dated as of December 13, 2002, among Oregon Steel Mills, Inc., New CF&I, Inc., CF&I Steel, L.P. and Colorado & Wyoming Railway Company as borrowers, the financial institutions that are or may from time to time become parties thereto, as Lenders, Textron Financial Corporation, as Agent for the Lenders, and GMAC Business Credit LLC, as Co-Managing Agent.
10.7 10.12 Security Agreement, dated as of July 12, 2002, among Oregon Steel Mills, Inc., New CF&I, Inc., CF&I Steel, L.P. and the Agent for the Lenders. (Filed as exhibit 10.2 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein.)

99.1         CEO Certification pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002.
99.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



* New CF&I will furnish to stockholders a copy of the exhibit upon payment of $.35 per page to cover the expense of furnishing such copies. Requests should be directed to Vicki A. Tagliafico, Vice President, Corporate Affairs, Oregon Steel Mills, Inc., PO Box 5368, Portland, Oregon 97228.

**   Management contract or compensatory plan.

*** Certain Exhibits and Schedules to this Exhibit are omitted. A list of omitted Exhibits is provided in the Exhibit and the Registrant agrees to furnish to the Commission as a supplement a copy of any omitted Exhibits or Schedules upon request.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                             NEW CF&I, INC.

                             BY:         /S/ JOE E. CORVIN
                                      ------------------------------------
                                      CHAIRMAN AND CHIEF EXECUTIVE OFFICER



                             CF&I STEEL, L.P.

                             BY:      NEW CF&I, INC.
                                      GENERAL PARTNER

                             BY:         /S/ JOE E. CORVIN
                                      ------------------------------------
                                      CHAIRMAN AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of New CF&I, Inc. and CF&I Steel, L.P. in the following capacities on the dates indicated.


SIGNATURE                     TITLE                                        DATE
---------                     -----                                        ----

/s/  Joe E. Corvin            Chairman of the Board                      March 17, 2003
-----------------------
     (Joe E. Corvin)          President, Chief Executive
                              Officer and Director of New CF&I, Inc.
                              (Principal Executive Officer)


/s/  L. Ray Adams             Vice President, Finance,                   March 17, 2003
-----------------------
     (L. Ray Adams)           Chief Financial Officer, Treasurer and
                              Director of New CF&I, Inc.
                              (Principal Financial Officer)

/s/ Jeff S. Stewart           Corporate Controller of New CF&I, Inc.     March 17, 2003
-----------------------
    (Jeff S. Stewart)         (Principal Accounting Officer)

/s/ Steven M. Rowan           Director of New CF&I, Inc.                 March 17, 2003
-----------------------
    (Steven M. Rowan)


/s/ Keiichiro Shimakawa       Director of New CF&I, Inc.                 March 17, 2003
-------------------------
    (Keiichiro Shimakawa)