Form 10-Q
period 2003-03-31
CF&I STEEL L P
filed 2003-05-15
CIK 1008914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   FORM 10-Q
                                 AMENDMENT NO. 1


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2003
                               ------------------------------------------------
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

                                    Yes X    No
                                       ----     ----

                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.
                                      INDEX

PART I.    FINANCIAL INFORMATION                                           Page

           ITEM 1.  FINANCIAL STATEMENTS - NEW CF&I, Inc.
                                           --------------

                    Consolidated Balance Sheets
                      March 31, 2003 (unaudited) and
                      December 31, 2002......................................  2

                    Consolidated Statements of Income (unaudited)
                      Three months ended March 31, 2003 and 2002.............  3

                    Consolidated Statements of Cash Flows (unaudited)
                      Three months ended March 31, 2003 and 2002.............  4

                    Notes to Consolidated Financial Statements
                      (unaudited)...........................................5-10

                    FINANCIAL STATEMENTS - CF&I Steel, L.P.
                                           ----------------

                    Balance Sheets
                      March 31, 2003 (unaudited) and December 31, 2002....... 11
                    Statements of Operations (unaudited)
                      Three months ended March 31, 2003 and 2002............. 12

                    Statements of Cash Flows (unaudited)
                      Three months ended March 31, 2003 and 2002............. 13

                    Notes to Financial Statements (unaudited)..............14-18

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS ...........................19-20

           ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK...................................... 20

           ITEM 4.  CONTROLS AND PROCEDURES.................................. 21

PART II.   OTHER INFORMATION

           ITEM 1.  LEGAL PROCEEDINGS........................................ 22

           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................... 22
           SIGNATURES.........................................................22
           CERTIFICATIONS..................................................23-24


                                             NEW CF&I, INC.
                                      CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS EXCEPT FOR PER SHARE AND SHARE AMOUNTS)
                                                                            MARCH 31,            DECEMBER 31,
                                                                              2003                   2002
                                                                       ---------------           ------------
                                               ASSETS                      (UNAUDITED)
Current assets:
      Cash and cash equivalents                                          $       7                $     289
      Trade accounts receivable, net of allowance for
        doubtful accounts of $1,672 and $1,811                              28,922                   32,458
      Inventories                                                           41,022                   46,104
      Deferred tax asset                                                     4,600                    4,841
      Other                                                                    639                      745
                                                                         ---------                ---------
           Total current assets                                             75,190                   84,437
                                                                         ---------                ---------

Property, plant and equipment:
      Land and improvements                                                  3,452                    3,454
      Buildings                                                             19,890                   19,886
      Machinery and equipment                                              263,212                  260,791
      Construction in progress                                               6,609                    5,151
                                                                         ---------                ---------
                                                                           293,163                  289,282
      Accumulated depreciation                                            (116,137)                (111,469)
                                                                         ---------                ---------
           Net property, plant and equipment                               177,026                  177,813
                                                                         ---------                ---------

      Intangibles, net                                                       1,075                    1,106
      Other assets                                                          45,532                   46,241
                                                                         ---------                ---------
                                                                         $ 298,823                $ 309,597
                                                                         =========                =========
                                            LIABILITIES
Current liabilities:
      Accounts payable                                                   $  38,880                $  39,701
      Accrued expenses                                                      25,236                   26,156
                                                                         ---------                ---------
           Total current liabilities                                        64,116                   65,857

Long-term debt -- Oregon Steel Mills, Inc.                                 221,576                  228,208
Environmental liability                                                     25,914                   27,488
Deferred employee benefits                                                   8,599                    8,299
                                                                         ---------                ---------
           Total liabilities                                               320,205                  329,852
                                                                         ---------                ---------
Redeemable common stock, 26 shares                                          21,840                   21,840
                                                                         ---------                ---------
Contingencies (Note 3)
                                       STOCKHOLDERS' DEFICIT
Common stock, par value $1 per share, 1,000
      shares authorized; 200 issued and outstanding                              1                        1
Additional paid-in capital                                                  16,603                   16,603
Accumulated deficit                                                        (56,335)                 (55,208)
Accumulated other comprehensive income:
      Minimum pension liability                                             (3,491)                  (3,491)
                                                                         ---------                ---------
                                                                           (43,222)                 (42,095)
                                                                         ---------                ---------
                                                                         $ 298,823                $ 309,597
                                                                         =========                =========

                   The accompanying notes are an integral part of the consolidated financial statements.


                                 NEW CF&I, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------------
                                                                       2003                    2002
                                                                    ------------             ---------
SALES
     Product Sales                                                   $ 88,588                 $ 77,880
     Freight                                                            3,968                    3,586
                                                                     --------                 --------
                                                                       92,556                   81,466

COSTS AND EXPENSES:
     Cost of sales                                                     83,873                   67,689
     Gain on sale of assets                                               (28)                    (911)
     Selling, general and administrative expenses                       4,632                    5,547
                                                                     --------                 --------
                                                                       88,477                   72,325
                                                                     --------                 --------

          OPERATING INCOME                                              4,079                    9,141

OTHER INCOME (EXPENSE):
     Interest expense                                                  (5,937)                  (6,792)
     Minority interests                                                   117                     (107)
     Other income, net                                                     67                       62
                                                                     --------                 --------
          Net income(loss) before income taxes                         (1,674)                   2,304
     Provision for income tax benefit (expense)                           547                     (451)
                                                                     --------                 --------
          Net income(loss) before accounting change                    (1,127)                   1,853

     Cumulative effect of change in accounting principle                   --                  (19,070)
                                                                     --------                 --------
          NET LOSS                                                   $ (1,127)                $(17,217)
                                                                     ========                 ========
             The accompanying notes are an integral part of the consolidated financial statements.




                                      NEW CF&I, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOW
                                      (IN THOUSANDS)
                                        (UNAUDITED)
                                                                             THREE MONTHS ENDED MARCH 31,
                                                                          ------------------------------------
                                                                             2003                    2002
                                                                          ----------               -----------
Cash flows provided by operating activities:
      Net loss                                                             $ (1,127)               $(17,217)
      Adjustments to reconcile net loss to net cash
          provided by operating activities:
            Cumulative effect of change in accounting principle                  --                  19,070
            Depreciation and amortization                                     4,701                   4,887
            Deferred income taxes, net                                         (552)                    590
            Minority interests' share of income                                (117)                    107
            Gain on sale of assets and investments                              (28)                   (911)
            Other, net                                                       (1,713)                   (753)
          Changes in current assets and liabilities:
            Trade accounts receivable                                         3,675                   5,466
            Inventories                                                       5,082                     (99)
            Accounts payable                                                   (821)                 (2,131)
            Accrued expenses and deferred employee benefits                    (620)                  2,795
            Other                                                             1,706                     (61)
                                                                           --------                --------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                    10,186                  11,743
                                                                           --------                --------

Cash flows used in investing activities:
      Additions to property, plant and equipment                             (3,882)                 (1,681)
      Proceeds from disposal of property and equipment                           46                   1,236
                                                                           --------                --------
                NET CASH USED IN INVESTING ACTIVITIES                        (3,836)                   (445)
                                                                           --------                --------

Cash flows used in financing activities:
      Borrowings from Oregon Steel Mills, Inc.                               32,430                  26,161
      Payments to Oregon Steel Mills, Inc.                                  (38,994)                (37,458)
      Payment of long-term debt                                                 (68)                     --
                                                                           --------                --------
                NET CASH USED IN FINANCING ACTIVITIES                        (6,632)                (11,297)
                                                                           --------                --------

Net increase (decrease) in cash and cash equivalents                           (282)                      1
Cash and cash equivalents at the beginning of the quarter                       289                       3
                                                                           --------                --------
Cash and cash equivalents at the end of the quarter                        $      7                $      4
                                                                           ========                ========

Supplemental disclosures of cash flow information:
Cash paid for:
--------------
      Interest                                                             $     --                $  6,628



             The accompanying notes are an integral part of the consolidated financial statements.


                                 NEW CF&I, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION
   ---------------------

         The consolidated financial statements include the accounts of New CF&I, Inc. and its subsidiaries ("New CF&I"). New CF&I owns a 95.2% interest in CF&I Steel, L.P. ("CF&I"), which is one of New CF&I's principal subsidiaries. Oregon Steel Mills, Inc. ("Oregon Steel") holds an 87% ownership interest in New CF&I. All significant intercompany balances and transactions have been eliminated.

         The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to New CF&I's 2002 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement requires that New CF&I record a liability for the fair value of an asset retirement obligation when New CF&I has a legal obligation to remove the asset. SFAS No. 143 is effective for New CF&I beginning January 1, 2003. New CF&I does not believe that the adoption of SFAS No. 143 will have a material impact on its consolidated financial statements.

         In May 2002, the FASB issued SFAS No. 145, "RECISSION OF FAS NOS. 4, 44, AND 64, AMENDMENT OF FAS 13, AND TECHNICAL CORRECTIONS." Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board ("APB") Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS" are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. New CF&I does not believe that the adoption of this statement will have a material impact on its consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES." SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)." SFAS No. 146 requires recognition of the liability for costs associated with an exit or disposal activity when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost is recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. New CF&I adopted SFAS No. 146 effective January 1, 2003. New CF&I primarily accounts for employee termination actions under SFAS No. 112, which requires recording when such charges are probable and estimable. As such, the adoption of SFAS No. 146 did not have an impact in the quarter, as there were no significant one-time severance actions or other exit costs

         In November 2002, the FASB issued Interpretation ("FIN") No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS." It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The disclosure provisions for FIN No. 45 were effective for the year ending December 31, 2002. New CF&I adopted the recognition provisions of FIN No. 45 effective January 1, 2003 for guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have any material impact on New CF&I's consolidated financial statements.

         In January 2003, the FASB issued FIN No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. New CF&I has not created or obtained an interest in any variable interest entities after January 31, 2003. New CF&I is continuing to review the provisions of FIN No. 46 to determine its impact, if any, on future reporting periods with respect to interests in variable interest entities created prior to February 1, 2003, and does not currently anticipate any material accounting or disclosure requirement under the provisions of the interpretation.

RECLASSIFICATIONS

         Certain reclassifications have been made in prior periods to conform to the current year presentation. Such reclassifications do not affect results of operations as previously reported.


2. INVENTORIES
   -----------

         Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method. The components of inventories are as follows:

                                            MARCH 31,            DECEMBER 31,
                                              2003                   2002
                                            ---------            ------------
                                                    (IN THOUSANDS)

        Inventories consist of:
        Raw materials                        $  8,423               $ 5,536
        Semi-finished product                   5,508                11,325
        Finished product                       15,606                17,420
        Stores and operating supplies          11,485                11,823
                                             --------               -------
            Total inventory                  $ 41,022               $46,104
                                             ========               =======

3. CONTINGENCIES
   -------------

ENVIRONMENTAL MATTERS

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

         In connection with the acquisition of the steelmaking and finishing facilities located at Pueblo, Colorado ("Pueblo Mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At March 31, 2003, the accrued liability was $29.7 million, of which $24.3 million was classified as non-current on the consolidated balance sheet.

         The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the second quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the "State Consent Decree"). The State Consent Decree provides for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services. CF&I is also required to make certain capital improvements expected to cost approximately $25 million, including converting to the new single New Source Performance Standards Subpart AAa ("NSPS AAa") compliant furnace discussed below. The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration ("PSD") air permit. CF&I applied for the PSD permit in April 2002. Terms of that permit are still under discussion with the State and it has not yet been issued.

         In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals, and that appeal is pending. CF&I has negotiated a settlement of this matter with the EPA. Under that agreement and overlapping with the commitments made to the CDPHE described below, CF&I committed to the conversion to the new NSPS AAa compliant furnace (demonstrating full compliance 21 months after permit approval and expected to cost, with all related emission control improvements, approximately $25 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects and undertake additional environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. On April 9, 2003, the EPA filed a proposed federal Consent Decree, now subject to public comment, which, if approved by the court, will fully resolve all NSPS and PSD issues. At that time CF&I will dismiss its appeal against the EPA. If the proposed settlement with the EPA is not approved, which appears unlikely, it would not be possible to estimate the liability if there were ultimately an adverse determination of this matter.

         In response to the CDPHE settlement and the resolution of the EPA action, CF&I has accrued a liability of $2.8 million as of March 31, 2003, for possible fines and non-capital related expenditures.

         As noted above, as part of the settlement with the CDPHE and the EPA, CF&I is required to install one new electric arc furnace and the two existing furnaces, with a combined melting and casting capacity of approximately 1.2 million tons through two continuous casters (the Demag and Rokop casters), will be shut down. The new single furnace operation may not have the capacity to support a two caster operation and in that event the Rokop caster and the related assets with a book value of $9.2 million would be written off.

         In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. This permit was modified in April 2002 to incorporate the longer compliance schedule that is part of the settlement with the CDPHE and the EPA. In September 2002, CF&I submitted a request for a further extension of certain Title V compliance deadlines, consistent with a joint petition by the State and CF&I for an extension of the same deadlines in the State Consent Decree. This modification gives CF&I adequate time to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and, if necessary, purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices at costs comparable to internally generated billets. Pricing and availability of billets is subject to significant volatility. However, CF&I believes that near term supplies of billets will continue to be available in sufficient quantities at favorable prices.

         In a related matter, in April 2000, the Union filed suit in U.S. District Court in Denver, Colorado, asserting that New CF&I and CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. The Union sought declaratory judgement regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney's fees. On July 6, 2001, the presiding judge dismissed the suit. The 10th Circuit Court of Appeals on March 3, 2003 reversed the District Court's dismissal of the case and remanded the case for further hearing to the District Court. New CF&I and CF&I will seek a stay of the District Court action until a Consent Decree filed in another case settling the same issues with the EPA becomes final. While New CF&I does not believe the suit will have a material adverse effect on its results of operations, the result of litigation, such as this, is difficult to predict and an adverse outcome with significant penalties is possible. It is not presently possible to estimate the liability if there is ultimately an adverse determination on remand.

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

         On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of March 31, 2003, approximately 779 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At March 31, 2003, approximately 151 Unreinstated Employees remain unreinstated.

         On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, the Company has been returning unreinstated strikers to jobs as positions became open. As noted above, there were 151 Unreinstated Employees as of March 31, 2003. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded in February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees. CF&I does not believe that final judicial action on the strike issues is likely for at least two to three years.

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

         During the strike by the Union at CF&I, certain bargaining unit employees of the Colorado and Wyoming Railway Company ("C&W"), a wholly-owned subsidiary of New CF&I, refused to report to work for an extended period of time, claiming that concerns for their safety prevented them from crossing the picket line. The bargaining unit employees of C&W were not on strike, and because the other C&W employees reported to work without incident, C&W considered those employees to have quit their employment and, accordingly, C&W declined to allow those individuals to return to work. The various unions representing those individuals filed claims with C&W asserting that C&W had violated certain provisions of the applicable collective bargaining agreement, the Federal Railroad Safety Act ("FRSA"), or the Railway Labor Act. In all of the claims, the unions demand reinstatement of the former employees with their seniority intact, back pay and benefits.

         The United Transportation Union, representing thirty of those former employees, asserted that their members were protected under the FRSA and pursued their claim before the Public Law Board ("PLB"). A hearing was held in November 1999, and the PLB, with one member dissenting, rendered an award on January 8, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages and benefits received elsewhere. On February 6, 2001, C&W filed a petition for review of that award and the District Court referred the matter back to the PLB to determine the specific release which should be granted as to each claimant in accordance with the terms of the award. The District Court also filed a judgement to that effect and the C&W filed an appeal of the District Court's order and judgement in the United States Court of Appeals. The appeal was dismissed as being premature given that the hearing on back pay had not yet occurred. New CF&I does not believe that the resolution of this matter will have a material adverse effect on New CF&I's results of operations.

         The Transportation-Communications International Union, Brotherhood Railway Carmen Division, representing six of those former C&W employees, asserted that their members were protected under the terms of the collective bargaining agreement and pursued their claim before a separate PLB. A hearing was held in January 2001, and that PLB, with one member dissenting, rendered an award on March 14, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages earned elsewhere. As of April 2003, this matter has been resolved with all the claimants with no material adverse effect on New CF&I's results of operations.

PURCHASE COMMITMENTS

         Effective February 2, 1993, CF&I entered into an agreement, subsequently amended on August 4, 1994, to purchase a base amount of oxygen produced at the Pueblo Mill. This agreement expires January 2013 and specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at March 31, 2003 for this agreement was $116,000.

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

         In addition, Oregon Steel, New CF&I, CF&I, and C&W are borrowers ("Borrowers") under a $75 million revolving credit facility ("Credit Agreement") that will expire on June 30, 2005 and is collateralized, in part, by certain equity and intercompany interests, accounts receivable and inventory of New CF&I and CF&I. At March 31, 2003, $5.0 million was restricted under the Credit Agreement, $ 9.2 million was restricted under the outstanding letters of credit, and $60.8 million was available for use. The Credit Agreement contains various restrictive covenants including a minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. As of March 31, 2003, there was no outstanding balance due under the credit facility. The Borrowers were in compliance with such covenants at March 31, 2003.

LIQUIDITY

         New CF&I experienced a net loss for the three months ended March 31, 2003. Contributing to the adverse results was the interest paid by New CF&I to Oregon Steel for its financing. New CF&I has been able to fulfill its needs for working capital and capital expenditures due, in part, to the financing arrangement with Oregon Steel. New CF&I expects that operations will continue for the remainder of 2003, with the realization of assets, and discharge of liabilities in the ordinary course of business. New CF&I believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to New CF&I and, although the demand for repayment of the obligation in full is not expected during 2003, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that New CF&I would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to New CF&I.

OTHER CONTINGENCIES

         New CF&I is party to various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters would not have a material adverse effect on the consolidated financial condition of New CF&I.



4.   INTANGIBLE ASSETS
     -----------------

     The carrying amount of intangible assets and the associated amortization expenses are as follows:


     ACQUIRED INTANGIBLE ASSETS
     --------------------------

                                                      AS OF MARCH 31, 2003
                                              ----------------------------------
                                              GROSS CARRYING       ACCUMULATED
                                                  AMOUNT           AMORTIZATION
                                              ----------------     ------------
                                                         (IN THOUSANDS)

     AMORTIZED INTANGIBLE ASSETS
     ---------------------------
          Proprietary Technology                    $1,892            $(817)
                                                    ======            =====

     AGGREGATE AMORTIZATION EXPENSE
     ------------------------------
          For the three months ended 3/31/03          $ 31

     ESTIMATED AMORTIZATION EXPENSE
     ------------------------------
          For the year ended 12/31/03                $ 122
          For the year ended 12/31/04                $ 122
          For the year ended 12/31/05                $ 122
          For the year ended 12/31/06                $ 122
          For the year ended 12/31/07                $ 122



                                                  CF&I STEEL, L.P.
                                                  BALANCE SHEETS
                                                  (IN THOUSANDS)
                                                                                  MARCH 31,         DECEMBER 31,
                                                                                    2003                2002
                                                                               ----------------   --------------
                                                                                 (UNAUDITED)
                                               ASSETS
Current assets:
      Cash and cash equivalents                                                  $      --           $      --
      Trade accounts receivable, net of allowance for
      doubtful accounts of $1,672 and $1,811                                        27,548              31,036
      Inventories                                                                   40,731              45,829
      Other                                                                            248                 506
                                                                                 ---------           ---------
           Total current assets                                                     68,527              77,371
                                                                                 ---------           ---------

Property, plant and equipment:
      Land and improvements                                                          3,447               3,449
      Buildings                                                                     18,496              18,496
      Machinery and equipment                                                      260,384             258,013
      Construction in progress                                                       6,609               5,150
                                                                                 ---------           ---------
                                                                                   288,936             285,108
      Accumulated depreciation                                                    (113,980)           (109,396)
                                                                                 ---------           ---------
           Net property, plant and equipment                                       174,956             175,712
                                                                                 ---------           ---------

      Intangibles, net                                                               1,075               1,106
      Other assets                                                                  11,721              13,334
                                                                                 ---------           ---------
                   TOTAL ASSETS                                                  $ 256,279           $ 267,523
                                                                                 =========           =========

                                            LIABILITIES
Current liabilities:
      Accounts payable                                                           $  47,884           $  48,016
      Accrued expenses                                                              25,236              25,895
                                                                                 ---------           ---------
           Total current liabilities                                                73,120              73,911

Long-term debt -- Oregon Steel Mills, Inc.                                         221,576             228,208
Long-term debt -- New CF&I, Inc.                                                    21,756              21,756
Environmental liability                                                             25,914              27,488
Deferred employee benefits                                                           8,599               8,417
                                                                                 ---------           ---------
           Total liabilities                                                       350,965             359,780
                                                                                 ---------           ---------
Contingencies (Note 3)

                                         PARTNERS' DEFICIT

General partner                                                                    (90,141)            (87,829)
Limited partners                                                                    (4,545)             (4,428)
                                                                                 ---------           ---------
                                                                                   (94,686)            (92,257)
                                                                                 ---------           ---------
                                                                                 $ 256,279           $ 267,523
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




                                                     CF&I STEEL, L.P.
                                                  STATEMENTS OF INCOME
                                                     (IN THOUSANDS)
                                                      (UNAUDITED)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                 --------------------------------
                                                                   2003                    2002
                                                                 ---------               --------
SALES
     Product Sales                                               $ 86,821                $ 76,007
     Freight                                                        3,968                   3,586
                                                                 --------                --------
                                                                   90,789                  79,593

COSTS AND EXPENSES:
     Cost of sales                                                 82,563                  66,247
     Gain on sale of assets                                           (39)                   (912)
     Selling, general and administrative                            4,525                   4,972
                                                                 --------                --------
                                                                   87,049                  70,307
                                                                 --------                --------
        OPERATING INCOME                                            3,740                   9,286

OTHER INCOME (EXPENSE):
     Interest expense                                              (6,236)                 (7,108)
     Other income, net                                                 67                      61
                                                                 --------                --------

        Net income(loss) before change
          in accounting principle                                  (2,429)                  2,239

     Cumulative effect of change in
     accounting principle                                              --                 (31,863)
                                                                 --------                --------
        NET LOSS                                                 $ (2,429)               $(29,624)
                                                                 ========                ========



                   The accompanying notes are an integral part of the consolidated financial statements.




                                                  CF&I STEEL, L.P.
                                               STATEMENTS OF CASH FLOW
                                                   (IN THOUSANDS)
                                                     (UNAUDITED)
                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                 --------------------------------
                                                                                      2003                2002
                                                                                 ------------        ------------
Cash flows provided by operating activities:
      Net loss                                                                     $ (2,429)            $(29,624)
      Adjustments to reconcile net loss to net cash
          provided by operating activities:
            Cumulative effect of change in accounting principle                          --               31,863
            Depreciation and amortization                                             4,654                4,826
            Gain on sale of assets and investments                                      (39)                (912)
            Other, net                                                               (1,713)                (753)
          Changes in current assets and liabilities:
            Trade accounts receivable                                                 3,627                4,843
            Inventories                                                               5,098                 (130)
            Accounts payable                                                           (132)                (719)
            Accrued expenses and deferred employee benefits                            (477)               2,290
            Other                                                                     1,865                   52
                                                                                   --------             --------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                            10,454               11,736
                                                                                   --------             --------

Cash flows used in investing activities:
      Additions to property, plant and equipment                                     (3,868)              (1,674)
      Proceeds from disposal of property and equipment                                   27                1,236
      Other, net                                                                         19                   --
                                                                                   --------             --------
                NET CASH USED IN INVESTING ACTIVITIES                                (3,822)                (438)
                                                                                   --------             --------

Cash flows used in financing activities:
      Borrowings from related parties                                                32,430               26,161
      Payments to related parties                                                   (38,994)             (37,458)
      Payment of long-term debt                                                         (68)                  --
                                                                                   --------             --------
                NET CASH USED IN FINANCING ACTIVITIES                                (6,632)             (11,297)
                                                                                   --------             --------

Net increase in cash and cash equivalents                                                --                    1
Cash and cash equivalents at the beginning of the quarter                                --                   --
                                                                                   --------             --------
Cash and cash equivalents at the end of the quarter                                $     --             $      1
                                                                                   ========             ========

Supplemental disclosures of cash flow information:
Cash paid for:
--------------
Interest                                                                           $     --             $  6,628


                   The accompanying notes are an integral part of the consolidated financial statements.

                                CF&I STEEL, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION
         ---------------------

         The financial statements include the accounts of CF&I Steel, L.P. ("CF&I"). Oregon Steel Mills, Inc. ("Oregon Steel") owns an 87% interest in New CF&I, Inc. ("New CF&I") which owns a 95.2% interest in CF&I. Oregon Steel also owns directly an additional 4.3% interest in CF&I. In January 1998, CF&I assumed the trade name of Rocky Mountain Steel Mills.

         The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to CF&I's 2002 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement requires that CF&I record a liability for the fair value of an asset retirement obligation when CF&I has a legal obligation to remove the asset. SFAS No. 143 is effective for CF&I beginning January 1, 2003. CF&I does not believe that the adoption of SFAS No. 143 will have a material impact on its financial statements.

         In May 2002, the FASB issued SFAS No. 145, "RECISSION OF FAS NOS. 4, 44, AND 64, AMENDMENT OF FAS 13, AND TECHNICAL CORRECTIONS." Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board ("APB") Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS" are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. CF&I does not believe that the adoption of this statement will have a material impact on its financial statements.

         In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES." SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)." SFAS No. 146 requires recognition of the liability for costs associated with an exit or disposal activity when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost is recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. CF&I adopted SFAS No. 146 effective January 1, 2003. CF&I primarily accounts for employee termination actions under SFAS No. 112, which requires recording when such charges are probable and estimable. As such, the adoption of SFAS No. 146 did not have an impact in the quarter, as there were no significant one-time severance actions or other exit costs.

         In November 2002, the FASB issued Interpretation ("FIN") No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS." It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The disclosure provisions for FIN No. 45 were effective for the year ending December 31, 2002. CF&I adopted the recognition provisions of FIN No. 45 effective January 1, 2003 for guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have any material impact on CF&I's financial statements.

RECLASSIFICATIONS

         Certain reclassifications have been made in prior periods to conform to the current year presentation. Such reclassifications do not affect results of operations as previously reported.


2.       INVENTORIES
         -----------

         Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method. The components of inventories are as follows:

                                                  MARCH 31,         DECEMBER 31,
                                                    2003                2002
                                                  ---------         -----------
        Inventories consist of:                            (In thousands)

        Raw materials                              $ 8,423             $ 5,536
        Semi-finished product                        5,508              11,325
        Finished product                            15,606              17,420
        Stores and operating supplies               11,194              11,548
                                                   -------             -------
            Total inventory                        $40,731             $45,829
                                                   =======             =======

3.       CONTINGENCIES
         -------------

ENVIRONMENTAL MATTERS

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

         In connection with the acquisition of the steelmaking and finishing facilities located at Pueblo, Colorado ("Pueblo Mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At March 31, 2003, the accrued liability was $29.7 million, of which $24.3 million was classified as non-current on the balance sheet.

         The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the second quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the "State Consent Decree"). The State Consent Decree provides for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services. CF&I is also required to make certain capital improvements expected to cost approximately $25 million, including converting to the new single New Source Performance Standards Subpart AAa ("NSPS AAa") compliant furnace discussed below. The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration ("PSD") air permit. CF&I applied for the PSD permit in April 2002. Terms of that permit are still under discussion with the State and it has not yet been issued.

         In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals, and that appeal is pending. CF&I has negotiated a settlement of this matter with EPA. Under that agreement and overlapping with the commitments made to the CDPHE described below, CF&I committed to the conversion to the new NSPS AAa compliant furnace (demonstrating full compliance 21 months after permit approval and expected to cost, with all related emission control improvements, approximately $25 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects and undertake additional environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. On April 9, 2003, the EPA filed a proposed Federal Consent Decree, now subject to public comment, which, if approved by the court, will fully resolve all NSPS and PSD issues. At that time CF&I will dismiss its appeal against the EPA. If the proposed settlement with the EPA is not approved, which appears unlikely, it would not be possible to estimate the liability if there were ultimately an adverse determination of this matter.

         In response to the CDPHE settlement and the resolution of the EPA action, CF&I has accrued a liability of $2.8 million for possible fines and non-capital related expenditures since the settlement. As of March 31, 2003, the accrued liability was $1.2 million.

         As noted above, as part of the settlement with the CDPHE and the EPA, CF&I is required to install one new electric arc furnace and the two existing furnaces with a combined melting and casting capacity of approximately 1.2 million tons through two continuous casters (the Demag and Rokop casters), will be shut down. The new single furnace operation may not have the capacity to support a two caster operation and in that event the Rokop caster and the related assets with a book value of $9.2 million would be written off.

         In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. This permit was modified in April 2002 to incorporate the longer compliance schedule that is part of the settlement with the CDPHE and the EPA. In September 2002, CF&I submitted a request for a further extension of certain Title V compliance deadlines, consistent with a joint petition by the State and CF&I for an extension of the same deadlines in the State Consent Decree. This modification gives CF&I adequate time to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and, if necessary, purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices at costs comparable to internally generated billets. Pricing and availability of billets is subject to significant volatility. However, CF&I believes that near term supplies of billets will continue to be available in sufficient quantities at favorable prices.

         In a related matter, in April 2000, the Union filed suit in U.S. District Court in Denver, Colorado, asserting that New CF&I and CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. The Union sought declaratory judgement regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney's fees. On July 6, 2001, the presiding judge dismissed the suit. The 10th Circuit Court of Appeals on March 3, 2003 reversed the District Court's dismissal of the case and remanded the case for further hearing to the District Court. New CF&I and CF&I will seek a stay of the District Court action until a Consent Decree filed in another case settling the same issues with the EPA becomes final. While CF&I does not believe the suit will have a material adverse effect on its results of operations, the result of litigation, such as this, is difficult to predict and an adverse outcome with significant penalties is possible. It is not presently possible to estimate the liability if there is ultimately an adverse determination on remand.

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

         On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of March 31, 2003, approximately 779 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At March 31, 2003, approximately 151 Unreinstated Employees remain unreinstated.

         On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, the Company has been returning unreinstated strikers to jobs as positions became open. As noted above, there were approximately 151 Unreinstated Employees as of March 31, 2003. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded in February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees. CF&I does not believe that final judicial action on the strike issues is likely for at least two to three years.

         In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay, including benefits, plus interest, from the date of the Union's unconditional offer to return to work through the date of their reinstatement or a date deemed appropriate by the NLRB or an appellate court. The number of Unreinstated Employees entitled to back pay may be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Back pay is generally determined by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable working conditions and compensation. Any estimate of the potential liability for back pay will depend significantly on the ability to assess the amount of interim wages earned by these employees since the beginning of the strike, as noted above. Due to the lack of accurate information on interim earnings for both reinstated and Unreinstated Employees and sentiment of the Union towards CF&I, it is not currently possible to obtain the necessary data to calculate possible back pay. In addition, the NLRB's findings of misconduct by the Union may mitigate any back pay award with respect to any Unreinstated Employees proven to have taken part or participated in acts of misconduct during and after the strike. Thus, it is not presently possible to estimate the liability if there is ultimately an adverse determination against CF&I. An ultimate adverse determination against CF&I on these issues may have a material adverse effect on CF&I's financial condition, results of operations, or cash flows. CF&I does not intend to agree to any settlement of this matter that will have a material adverse effect on CF&I. In connection with the ongoing labor dispute, the Union has undertaken certain activities designed to exert public pressure on CF&I. Although such activities have generated some publicity in news media, CF&I believes that they have had little or no material impact on its operations.


PURCHASE COMMITMENTS

         Effective February 2, 1993, CF&I entered into an agreement, subsequently amended on August 4, 1994, to purchase a base amount of oxygen produced at the Pueblo Mill. This agreement expires January 2013 and specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at March 31, 2003 for this agreement was $116,000.

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

         In addition, Oregon Steel, New CF&I, CF&I, and C&W are borrowers ("Borrowers") under a $75 million revolving credit facility ("Credit Agreement") that will expire on June 30, 2005 and is collateralized, in part, by certain equity and intercompany interests, accounts receivable and inventory of New CF&I and CF&I. At March 31, 2003, $5.0 million was restricted under the Credit Agreement, $9.2 million was restricted under the outstanding letters of credit, and $60.8 million was available for use. The Credit Agreement contains various restrictive covenants including a minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. The Borrowers were in compliance with such covenants at March 31, 2003.


LIQUIDITY

         CF&I experienced a net loss for the three months ended March 31, 2003. Contributing to the adverse results was the interest paid by CF&I to Oregon Steel for its financing. CF&I has been able to fulfill its needs for working capital and capital expenditures due, in part, to the financing arrangement with Oregon Steel. CF&I expects that operations will continue for the remainder of 2003, with the realization of assets, and discharge of liabilities in the ordinary course of business. CF&I believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to CF&I and, although the demand for repayment of the obligation in full is not expected during 2003, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that CF&I would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to CF&I.

OTHER CONTINGENCIES

         CF&I is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters would not have a material adverse effect on the consolidated financial condition of CF&I.


4.       INTANGIBLE ASSETS
         -----------------


         The carrying amount of intangible assets and the associated amortization expenses are as follows:


         ACQUIRED INTANGIBLE ASSETS
         --------------------------

                                                     AS OF MARCH 31, 2003
                                               -------------------------------
                                               GROSS CARRYING      ACCUMULATED
                                                    AMOUNT        AMORTIZATION
                                               --------------     ------------
                                                        (IN THOUSANDS)

        AMORTIZED INTANGIBLE ASSETS
        ---------------------------
             Proprietary Technology                $1,892            $(817)
                                                   ======            =====

        AGGREGATE AMORTIZATION EXPENSE
        ------------------------------
             For the quarter ended 3/31/03           $ 31
..
        ESTIMATED AMORTIZATION EXPENSE
        ------------------------------
             For the year ended 12/31/03            $ 122
             For the year ended 12/31/04            $ 122
             For the year ended 12/31/05            $ 122
             For the year ended 12/31/06            $ 122
             For the year ended 12/31/07            $ 122

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

           The following information contains forward-looking statements, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements made in this report that are not statements of historical fact are forward-looking statements. Forward-looking statements made in this report can be identified by forward-looking words such as, but not limited to, "expect," "anticipate," "believe," "intend," "plan," "seek," "estimate," "continue," "may," "will," "would," "could," and similar expressions. These forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. These risks and uncertainties include, but are not limited to, general business and economic conditions; competitive products and pricing, as well as fluctuations in demand; the supply of imported steel and subsidies provided by foreign governments to support steel companies domiciled in their countries; changes in U.S. or foreign trade policies affecting steel imports or exports; potential equipment malfunction; work stoppages; plant construction and repair delays; reduction in electricity supplies and the related increased costs and possible interruptions of supply; changes in the availability and costs of raw materials and supplies used by New CF&I; costs of environmental compliance and the impact of governmental regulations; risks related to the outcome of the pending union lawsuit, and failure of New CF&I to predict the impact of lost revenues associated with interruption of New CF&I's, its customers' or suppliers' operations.

RESULTS OF OPERATIONS
---------------------

The following table sets forth for the tonnage sold and sales and average selling price per ton:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2003               2002
                                                    -----------        ---------
Tonnage sold:
    Rail                                               113,000            98,700
    Rod and Bar                                        115,500           110,900
    Seamless pipe (1)                                   10,900             2,300
    Semi-finished                                           --               100
                                                      --------          --------
      Total                                            239,400           212,000
                                                      ========          ========
Product sales (in thousands): (2)                     $ 88,588          $ 77,880
Average selling price per ton: (2)                    $    370          $    367

---------------
(1) New CF&I suspended operation of the seamless pipe mill in November of 2001 to April 2002.

(2) Product sales and average selling price per ton exclude freight revenues for the three months ended March 31, 2003 and 2002.

         SALES. New CF&I's consolidated sales for the first quarter of 2003 of $92.5 million increased $11.1 million, or 13.6% from sales of $81.4 million in the first quarter of 2002. New CF&I's product sales for the first quarter of 2003 of $88.6 million increased 13.7% from sales of $77.9 million in the first quarter of 2002. New CF&I shipped 239,400 tons of rail, rod and bar, and seamless pipe at an average selling price of $370 per ton for the first quarter of 2003, compared to 212,000 tons of product at an average selling price of $367 per ton for the same quarter of 2002. Increased sales of specialty rod and an announced rod price increase contributed to the higher average sales price per ton. Freight revenue increased in response to product mix and customer preference on shipping.

         GROSS PROFITS. New CF&I's gross profit for the first quarter of 2003 was $8.7 million or 9.4% of sales compared to $13.8 million or 16.9% for the corresponding 2002 period. The $5.1 million decrease was a result of a decrease in sales prices for rail and seamless pipe, and increased cost per ton of rail and rod and bar products due to higher scrap and energy costs, partially offset by an increase in the sales price for rod and bar products, and a decrease in the cost per ton of seamless pipe.

         SELLING, GENERAL & ADMINISTRATIVE. New CF&I's selling, general and administrative expenses for the first quarter of 2003 decreased by $0.9 million to $4.6 million from $5.5 million for the corresponding 2002 period and decreased as a percentage of sales to 5.0% in the first quarter of 2003 from 6.8% for the corresponding 2002 period. The $0.9 million decrease is primarily due to a decrease in bad debt and legal fees.

         INTEREST EXPENSE. New CF&I's total interest cost decreased to $5.9 million for the first quarter of 2003 compared $6.8 million for the corresponding period of 2002, due to a decrease in the average borrowing outstanding and a decrease in the borrowing rate for the respective periods.

         INCOME TAX EXPENSE. New CF&I's effective income tax benefit (expense) rates were 32.7% and (19.5)% for the three month period ended March 31, 2003 and 2002, respectively. The effective tax rate for the first quarters of 2003 and 2002 varied from the combined state and federal statutory rates due to adjustments to state net operating loss carryforwards, an increase in the valuation allowance for state tax credit carryforwards, and non-deductible fines and penalties.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flow provided by operations for the first quarter of 2003 was $10.2 million compared to $11.7 million in the first quarter of 2002. Exclusive of the cumulative effect of change in accounting principle, the items primarily affecting the $1.5 million decrease in cash flows include a decrease in net receivables of $3.7 million in the first quarter of 2003 versus a $5.5 million decrease for the first quarter of 2002, a decrease in inventories in the first quarter of 2003 of $5.1 million versus no change in the first quarter of 2002, and a loss of $1.1 million in the first quarter of 2003 versus income before the cumulative effect of a change in accounting principle of $1.9 million in the first quarter of 2002. The cumulative effect of change in accounting principle in the first quarter of 2002 of $19.1 million consists of a $11.3 million tax effect and a $1.5 million minority interest impact relating to the $31.9 million write-off of goodwill.

         During the first quarter of 2003, New CF&I expended approximately $3.8 million, excluding capitalized interest, on capital projects.

         Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term are provided through a loan from Oregon Steel. As of March 31, 2003, $221.6 million of aggregate principal amount of the loan was outstanding, all of which was classified as long-term. The loan includes interest on the daily amount outstanding at the rate of 10.5%. The principal is due on demand or, if no demand is made, due December 31, 2004. Interest on the principal amount of the loan is payable monthly. Because the loan from Oregon Steel is due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future.

         New CF&I has been able to fulfill its needs for working capital and capital expenditures, due in part to the financing arrangement with Oregon Steel. New CF&I expects that operations will continue for the remainder of 2003, with the realization of assets, and discharge of liabilities in the ordinary course of business. New CF&I believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to New CF&I and, although the demand for repayment of the obligation in full is not expected during 2003, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that New CF&I would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs, and if available, that such financing would be on terms as favorable to New CF&I as that provided by Oregon Steel. The failure of either New CF&I or Oregon Steel to maintain their current financing arrangements would likely have a material adverse impact on New CF&I and CF&I.

         Oregon Steel has $305 million principal amount of 10% First Mortgage Notes ("Notes"), due 2009, payable to outside parties. New CF&I, Inc. and CF&I Steel, L.P. (the "Guarantors") have guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all of the Guarantors' property, plant and equipment and certain other assets, excluding accounts receivable and inventory.

         In addition, Oregon Steel, New CF&I, CF&I, and C&W are borrowers ("Borrowers") under a $75 million revolving credit facility ("Credit Agreement") that will expire on June 30, 2005 and is collateralized, in part, by certain equity and intercompany interests, accounts receivable and inventory of New CF&I and CF&I. The Credit Agreement contains various restrictive covenants including a minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. As of March 31, 2003, there was no outstanding balance due under the credit facility. The Borrowers were in compliance with such covenants at March 31, 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
------------------------------------------------

         New CF&I's chief executive officer and chief financial officer, after evaluating the effectiveness of New CF&I's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, New CF&I's disclosure controls and procedures were effective and designed to ensure that material information relating to New CF&I and New CF&I's consolidated subsidiaries would be made known to them by others within those entities.

CHANGES IN INTERNAL CONTROLS
----------------------------

    There were no significant changes in New CF&I's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       See Part I, Item 1, "Notes to Consolidated Financial Statements - Note 3, Contingencies", for discussion of (a) the lawsuit initiated by the Union alleging violations of the CAA, (b) the environmental issues at CF&I, and (c) the status of the labor matters at CF&I.

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

99.1    CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002
99.2    CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002

        (b) Reports on Form 8-K
No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 NEW CF&I, INC.

Date:  May 14, 2003                          /s/  Jeff S. Stewart
                                            ------------------------
                                             Jeff S. Stewart
                                             Corporate Controller

                                                 CF&I STEEL, L.P.
                                             By:  New CF&I, Inc.
                                             General Partner

Date:  May 14 , 2003                            /s/  Jeff S. Stewart
                                             -------------------------
                                             Jeff S. Stewart
                                             Corporate Controller
                                             New CF&I, Inc.

                                 CERTIFICATIONS

I, Joe E. Corvin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of New CF&I, Inc., and CF&I Steel, L.P.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


    Date:   May 14 , 2003                            /s/ Joe E. Corvin
                                           -------------------------------------
                                                          Joe E. Corvin
                                           President and Chief Executive Officer

I, L. Ray Adams, certify that:

1. I have reviewed this quarterly report on Form 10-Q of New CF&I, Inc., and CF&I Steel, L.P.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   May 14, 2003                                  /s/ L . Ray Adams
                                          --------------------------------------
                                                      L . Ray Adams
                                                  Vice President - Finance,
                                          Chief Financial Officer, and Treasurer