Form 10-Q
period 2003-06-30
CF&I STEEL L P
filed 2003-08-14
CIK 1008914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2003
                               ------------------------------------------------
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

                                 (503) 240-5226
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (503) 240-5226
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                    Yes X    No
                                       ----     ----
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes      No  X
                                       ---      ----

                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.
                                      INDEX

PART I.   FINANCIAL INFORMATION                                           Page

          ITEM 1.   FINANCIAL STATEMENTS - NEW CF&I, INC.
                                           --------------

                    Consolidated Balance Sheets
                      June 30, 2003 (unaudited) and December 31, 2002......... 2

                    Consolidated Statements of Operations (unaudited)
                      Three and six months ended June 30, 2003 and 2002....... 3

                    Consolidated Statements of Cash Flows (unaudited)
                      Six months ended June 30, 2003 and 2002................. 4

                    Notes to Consolidated Financial Statements
                      (unaudited).......................................... 5-11

                    FINANCIAL STATEMENTS - CF&I STEEL, L.P.
                                           ----------------

                    Balance Sheets
                      June 30, 2003 (unaudited) and December 31, 2002........ 12

                    Statements of Operations (unaudited)
                      Three and six months ended June 30, 2003 and 2002...... 13

                    Statements of Cash Flows (unaudited)
                      Six months ended June 30, 2003 and 2002................ 14

                    Notes to Financial Statements (unaudited)..............15-20

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS........................... 21-23

          ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                      RISK................................................... 23

          ITEM 4.   CONTROLS AND PROCEDURES.................................  23

PART II.  OTHER INFORMATION

          ITEM 1.   LEGAL PROCEEDINGS.......................................  24

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K........................  24
                    SIGNATURES................................................24

          Exhibit Index.......................................................25


                                                       NEW CF&I, INC.
                                                CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS EXCEPT FOR PER SHARE AND SHARE AMOUNTS)
                                                                     JUNE 30,           DECEMBER 31,
                                                                       2003                  2002
                                                                 -------------         ----------------
                                              ASSETS              (UNAUDITED)
Current assets:
      Cash and cash equivalents                                    $     119              $     289
      Trade accounts receivable, net of allowance for
      doubtful accounts of $1,664 and $1,811                          29,668                 32,458
      Inventories                                                     35,560                 46,104
      Deferred income taxes                                            4,236                  4,841
      Other                                                            1,330                    745
                                                                   ---------              ---------
           Total current assets                                       70,913                 84,437
                                                                   ---------              ---------

Property, plant and equipment:
      Land and improvements                                            3,280                  3,454
      Buildings                                                       19,889                 19,886
      Machinery and equipment                                        266,559                260,791
      Construction in progress                                         7,614                  5,151
                                                                   ---------              ---------
                                                                     297,342                289,282
      Accumulated depreciation                                      (128,969)              (111,469)
                                                                   ---------              ---------
           Net property, plant and equipment                         168,373                177,813
                                                                   ---------              ---------

Intangibles, net                                                         900                  1,106
Other assets                                                          48,128                 46,241
                                                                   ---------              ---------
                                                                   $ 288,314              $ 309,597
                                                                   =========              =========
                                            LIABILITIES
Current liabilities:
      Accounts payable                                             $  37,396              $  39,701
      Accrued expenses                                                22,832                 26,156
                                                                   ---------              ---------
           Total current liabilities                                  60,228                 65,857

Long-term debt -- Oregon Steel Mills, Inc.                           229,151                228,208
Environmental liability                                               25,118                 27,488
Deferred employee benefits                                             8,779                  8,299
                                                                   ---------              ---------
           Total liabilities                                         323,276                329,852
                                                                   ---------              ---------
Redeemable common stock, 26 shares                                    21,840                 21,840
                                                                   ---------              ---------
Contingencies (Note 3)
                                       STOCKHOLDERS' DEFICIT
Common stock, par value $1 per share, 1,000
      shares authorized; 200 issued and outstanding                        1                      1
Additional paid-in capital                                            16,603                 16,603
Accumulated deficit                                                  (69,915)               (55,208)
Accumulated other comprehensive income:
      Minimum pension liability                                       (3,491)                (3,491)
                                                                   ---------              ---------
                                                                     (56,802)               (42,095)
                                                                   ---------              ---------
                                                                   $ 288,314              $ 309,597
                                                                   =========              =========

                    The accompanying notes are an integral part of the consolidated financial statements.



                                                        NEW CF&I, INC.
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (IN THOUSANDS)
                                                          (UNAUDITED)
                                                            THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                              2003               2002               2003              2002
                                                          ------------        ----------        -----------       ----------

SALES
     Product Sales                                            $ 81,755           $ 82,947          $ 170,343          $ 160,827
     Freight                                                     3,643              3,591              7,611              7,178
                                                              --------           --------          ---------          ---------
                                                                85,398             86,538            177,954            168,005

COSTS AND EXPENSES:
     Cost of sales                                              82,849             72,067            166,723            139,757
     Fixed and other asset impairment charges (1)                9,157                  -              9,157                  -
     Gain on sale of assets                                       (363)              (111)              (391)            (1,022)
     Selling, general and administrative expenses                4,500              5,850              9,131             11,397
                                                              --------           --------          ---------          ---------
                                                                96,143             77,806            184,620            150,132
                                                              --------           --------          ---------          ---------

     OPERATING INCOME (LOSS)                                   (10,745)             8,732             (6,666)            17,873

OTHER INCOME (EXPENSE):
     Interest expense                                           (5,969)            (6,514)           (11,905)           (13,339)
     Minority interests                                            831               (129)               947               (236)
     Other income, net                                              55                660                122                754
                                                              --------           --------          ---------          ---------
     Income (loss) before income taxes                         (15,828)             2,749            (17,502)             5,052
     Provision for income tax benefit (expense)                  2,248             (1,934)             2,795             (2,385)
                                                              --------           --------          ---------          ---------
     Income (loss) before cumulative effect of
     change in accounting principle, net of tax,
     net of minority interest                                  (13,580)               815            (14,707)             2,667
     Cumulative effect of change in accounting
     principle, net of tax, net of minority interest                 -                  -                  -            (19,069)
                                                             ---------           --------          ---------          ---------
     NET INCOME (LOSS)                                       $ (13,580)             $ 815          $ (14,707)         $ (16,402)
                                                             =========           ========          =========          =========



(1) The $9.2 million impairment charge consists of: a) impairment of fixed assets - $8.2 million, and b) reduction of dedicated stores and operating supplies to net realizable value - $1.0 million.


                   The accompanying notes are an integral part of the consolidated financial statements.


                                                        NEW CF&I, INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOW
                                                        (IN THOUSANDS)
                                                          (UNAUDITED)
                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                 2003                   2002
                                                                             --------------          ---------
Cash flows provided by operating activities:
      Net loss                                                                $ (14,707)             $ (16,402)
      Adjustments to reconcile net loss to net cash
          provided by operations
            Cumulative effect of change in accounting principle                       -                 19,070
            Fixed and other asset impairment charges (1)                          9,157
            Depreciation and amortization                                         9,526                  9,513
            Deferred income taxes, net                                           (2,805)                 2,148
            Minority interests' share of income (loss)                             (947)                   236
            Gain on sale of assets                                                 (391)                (1,023)
            Changes in current assets and liabilities:
            Trade accounts receivable                                             2,937                  7,610
            Inventories                                                           9,610                  5,377
            Accounts payable                                                     (2,305)                   436
            Accrued expenses and deferred employee benefits                      (2,015)                 1,092
            Other, net                                                           (1,472)                (1,170)
                                                                              ----------             ---------
            NET CASH PROVIDED BY OPERATIONS                                       6,588                 26,887
                                                                              ----------             ---------

Cash flows from investing activities:
      Additions to property, plant and equipment                                 (8,289)                (3,813)
      Proceeds from disposal of property and equipment                              549                  1,023
      Other, net                                                                     39                    278
                                                                              ----------             ---------
            NET CASH USED IN INVESTING ACTIVITIES                                (7,701)                (2,512)
                                                                              ----------             ---------

Cash flows from financing activities:
      Borrowings from Oregon Steel Mills, Inc.                                   67,523                 58,034
      Payments to Oregon Steel Mills, Inc.                                      (66,512)               (77,786)
      Payment of long-term debt                                                     (68)                (4,622)
                                                                              ----------             ---------

            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     943                (24,374)
                                                                              ----------             ---------

Net increase (decrease) in cash and cash equivalents                               (170)                     1
Cash and cash equivalents at the beginning of period                                289                      3
                                                                              ----------             ---------
Cash and cash equivalents at the end of period                                    $ 119                    $ 4
                                                                              ==========             =========

Supplemental disclosures of cash flow information:
Cash paid for:
--------------
      Interest                                                                $ -                    $  13,806

(1) The $9.2 million impairment charge consists of: a) impairment of fixed assets - $8.2 million, and b) reduction of dedicated stores and operating supplies to net realizable value - $1.0 million.



            The accompanying notes are an integral part o the consolidated financial statements.

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

         The unaudited financial statements include all adjustments consisting of normal recurring accruals and other charges as described in Note 4, "Asset Impairments," which in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to New CF&I's 2002 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

          In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standard ("SFAS") No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement requires that the Company record a liability for the fair value of an asset retirement obligation when the Company has a legal obligation to remove the asset. SFAS No. 143 is effective for the Company beginning January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial statements.

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

         In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES." SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)." SFAS No. 146 requires recognition of the liability for costs associated with an exit or disposal activity when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. New CF&I adopted SFAS No. 146 effective January 1, 2003. New CF&I primarily accounts for employee termination actions under SFAS No. 112, which requires recording when such charges are probable and estimable. As such, the adoption of SFAS No. 146 did not have an impact in the quarter, as there were no significant one-time severance actions or other exit costs.

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

         In January 2003, the FASB issued FIN No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. New CF&I has not created or obtained an interest in any variable interest entities after January 31, 2003. New CF&I is continuing to review the provisions of FIN No. 46 to determine its impact, if any, on future reporting periods with respect to interests in variable interest entities created prior to February 1, 2003.

         In April 2003, the FASB issued SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. New CF&I is currently evaluating whether or not the adoption of SFAS No. 149 will have an effect on its financial position, results of operations and cash flows.

         In May 2003, the FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to New CF&I's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. New CF&I adopted SFAS No. 150 on June 1, 2003. The adoption of this statement did not have a material effect on New CF&I's financial position, results of operations or cash flows.

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


2.       INVENTORIES
         -----------

         Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method. The components of inventories are as follows:

                                             JUNE 30,            DECEMBER 31,
                                               2003                   2002
                                            ---------           -------------
        Inventories consist of:                     (IN THOUSANDS)

        Raw materials                        $  4,776              $  5,536
        Semi-finished product                   8,183                11,325
        Finished product                       11,757                17,420
        Stores and operating supplies          10,844                11,823
                                             --------              --------
            Total inventory                  $ 35,560              $ 46,104
                                             ========              ========

         Effective January 1, 2003, New CF&I changed the method of computing the market valuation of inventories in applying the lower of manufacturing cost or market (LCM) accounting policy. Under the new accounting method, New CF&I evaluates the market value of its inventory for potential LCM write-downs at the product group level. New CF&I believes this change is preferable because it better reflects a more precise measure of expense in the period in which an impairment in value is identified. During the three months ended June 30, 2003, New CF&I recognized approximately $0.5 million of LCM charges ($0.3 million after tax). Under New CF&I's past practices, there would not have been an impairment charge during this period. The impact on the period ended March 31, 2003, and the accumulative effect of change as of January 1, 2003 was immaterial.

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

         In connection with the acquisition of the steelmaking and finishing facilities located at Pueblo, Colorado ("Pueblo Mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At June 30, 2003, the accrued liability was $28.6 million, of which $23.4 million was classified as non-current on the consolidated balance sheet.

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

         In May 2000, the Environmental Protection Agency ("EPA") issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals, and that appeal is pending. CF&I has negotiated a settlement of this matter with the EPA. Under that agreement and overlapping with the commitments made to the CDPHE described above, CF&I committed to the conversion to the new NSPS AAa compliant furnace (demonstrating full compliance 21 months after permit approval and expected to cost, with all related emission control improvements, approximately $25 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects and undertake additional environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. On April 9, 2003, the EPA filed a proposed Federal Consent Decree, now subject to public comment, which, if approved by the court, will fully resolve all NSPS and PSD issues. At that time CF&I will dismiss its appeal against the EPA. If the proposed settlement with the EPA is not approved, which appears unlikely, it would not be possible to estimate the liability if there were ultimately an adverse determination of this matter.

         In response to the CDPHE settlement and the resolution of the EPA action, CF&I had expensed $2.8 million for possible fines and non-capital related expenditures since the settlement. As of June 30, 2003, the accrued liability was $1.2 million.

         As noted above, as part of the settlement with the CDPHE and the EPA, CF&I is required to install one new electric arc furnace and the two existing furnaces, with a combined melting and casting capacity of approximately 1.2 million tons through two continuous casters, will be shut down. The new single furnace operation will not have the capacity to support a two caster operation, and one caster and the related assets with a book value of $9.2 million was written off in the quarter ended June 30, 2003. See Note 4 "Asset Impairments" for a description of this charge.

         In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the Clean Air Act ("CAA") requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. This permit was modified in April 2002 to incorporate the longer compliance schedule that is part of the settlement with the CDPHE and the EPA. In September 2002, New CF&I submitted a request for a further extension of certain Title V compliance deadlines, consistent with a joint petition by the State and New CF&I for an extension of the same deadlines in the State Consent Decree. This modification gives CF&I adequate time to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and, if necessary, purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices. Pricing and availability of billets is subject to significant volatility. However, New CF&I believes that near term supplies of billets will continue to be available in sufficient quantities at favorable prices.

         In a related matter, in April 2000, the Union filed suit in U.S. District Court in Denver, Colorado, asserting that New CF&I and CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. The Union sought declaratory judgement regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney's fees.
On July 6, 2001, the presiding judge dismissed the suit. The Federal Tenth Circuit Court of Appeals on March 3, 2003 reversed the District Court's dismissal of the case and remanded the case for further hearing to the District Court. New CF&I and CF&I sought and the Court entered a stay of the District Court action until a Consent Decree filed in another case settling the same issues with the EPA becomes final. While New CF&I does not believe the suit will have a material adverse effect on its results of operations, the result of litigation, such as this, is difficult to predict and an adverse outcome with significant penalties is possible. It is not presently possible to estimate the liability if there is ultimately an adverse determination on remand.

LABOR MATTERS

         The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997, the United Steelworkers of America (the "Union") initiated a strike at CF&I for approximately 1,000 bargaining unit employees. The parties, however, failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, CF&I was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of new hires, striking employees who returned to work, contractors and salaried employees.

         On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of June 30, 2003, approximately 812 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At June 30, 2003, approximately 138 Unreinstated Employees remain unreinstated.

         On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, New CF&I has been returning Unreinstated Employees to jobs as positions became open. As noted above, there were approximately 138 Unreinstated Employees as of June 30, 2003. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded in February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees. New CF&I does not believe that final judicial action on the strike issues is likely for at least two to three years.

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

PURCHASE COMMITMENTS

         Effective February 2, 1993, CF&I entered into an agreement, subsequently amended on August 4, 1994, to purchase a base amount of oxygen produced at the Pueblo Mill. This agreement expires January 2013 and specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at June 30, 2003 for this agreement was $116,000.

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

         In addition, Oregon Steel, New CF&I, CF&I, and Colorado and Wyoming Railway Company ("C&W") are borrowers ("Borrowers") under a $75 million revolving credit facility ("Credit Agreement") that will expire on June 30, 2005 and is collateralized, in part, by certain equity and intercompany interests, accounts receivable and inventory of New CF&I and CF&I. At June 30, 2003, $5.0 million was restricted under the Credit Agreement, $8.0 million was restricted under the outstanding letters of credit, and $62.0 million was available for use. The Credit Agreement contains various restrictive covenants including a minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") amount, a minimum fixed charge coverage ratio, a maximum senior debt ratio, limitations on maximum annual capital and environmental expenditures, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. On August 13, 2003, Oregon Steel entered into an agreement with its lenders to amend the $75 million revolving credit facility effective June 30, 2003. The agreement amended the minimum consolidated EBITDA, minimum fixed charge coverage ratio, maximum senior debt ratio and minimum consolidated tangible net worth covenants as of June 30, 2003 and for each month through the maturity date of the facility. In addition, the amendment added a borrowing availability limitation relating to inventory and will reduce the maximum credit amount from $75 million to $65 million.

LIQUIDITY

         New CF&I experienced a net loss for the three months ended June 30, 2003. Contributing to the adverse results was the interest paid by New CF&I to Oregon Steel for its financing. New CF&I has been able to fulfill its needs for working capital and capital expenditures due, in part, to the financing arrangement with Oregon Steel. New CF&I expects that operations will continue for the remainder of 2003, with the realization of assets, and discharge of liabilities in the ordinary course of business. New CF&I believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to New CF&I and, although the demand for repayment of the obligation in full is not expected during 2003, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that New CF&I would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to New CF&I.

OTHER CONTINGENCIES

         New CF&I is party to various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters would not have a material adverse effect on the consolidated financial condition of New CF&I.

4.       ASSET IMPAIRMENTS
         -----------------

         As noted in Note 3 above, as part of the settlement with the CDPHE and the EPA, CF&I is required to install one new electric arc furnace, and the two existing furnaces with a combined melting and casting capacity of approximately 1.2 million tons through two continuous casters will be shut down. CF&I has determined that the new single furnace operation will not have the capacity to support a two caster operation and therefore CF&I has determined that one caster and other related assets have no future service potential. Accordingly, New CF&I has recorded a pre-tax impairment charge to earnings of $9.2 million, including $1.0 million incurred for the reduction in value of related stores items. Because it is believed the caster has no salvage value, the carrying value of the fixed assets was zero after the effect of the impairment charge.


5.       INTANGIBLE ASSETS
         -----------------

         The carrying amount of intangible assets and the associated amortization expenses are as follows:


         ACQUIRED INTANGIBLE ASSETS
         --------------------------

                                                       AS OF JUNE 30, 2003
                                               ---------------------------------
                                               GROSS CARRYING      ACCUMULATED
                                                   AMOUNT          AMORTIZATION
                                               --------------      -------------
                                                         (IN THOUSANDS)

        AMORTIZED INTANGIBLE ASSETS
        ---------------------------
             Proprietary Technology                 $1,653            $(753)
                                                    ======            =====

        AGGREGATE AMORTIZATION EXPENSE
        ------------------------------
             For the six months ended 6/30/03       $  206
..
        ESTIMATED AMORTIZATION EXPENSE
        ------------------------------
             For the year ended 12/31/03            $  261
             For the year ended 12/31/04            $  110
             For the year ended 12/31/05            $  110
             For the year ended 12/31/06            $  110
             For the year ended 12/31/07            $  110


6.       INCOME TAXES
         ------------

         The effective income tax benefit rate was 14.1% and 15.9% for the three and six months ended June 30, 2003, as compared to the tax expense rate of 70.4% and 47.2% in the corresponding periods in 2002. The effective income tax rate for the first half of 2003 varied from the combined state and federal statutory rate principally because New CF&I established a valuation allowance for certain state net operating loss carry-forwards.

         SFAS 109, "Accounting for Income Taxes," requires that tax benefits for net operating loss carry-forwards be recorded as an asset to the extent that management assesses the utilization of such assets to be "more likely than not;"

otherwise, a valuation allowance is required to be recorded. Based on this guidance, New CF&I has recorded a valuation allowance of $2.8 million in the second quarter of 2003 due to uncertainties regarding the realization of these deferred tax assets.

         New CF&I will continue to reevaluate the need for a valuation allowance in the future. Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowance in the future.


                                                 CF&I STEEL, L.P.
                                                  BALANCE SHEETS
                                                  (IN THOUSANDS)

                                                                  JUNE 30,          DECEMBER 31,
                                                                   2003                 2002
                                                              ----------------      -------------
                                                                (UNAUDITED)

                                               ASSETS
Current assets:
      Cash and cash equivalents                                $      --                $      --
      Trade accounts receivable, net of allowance for
        doubtful accounts of $1,664 and $1,811                    28,527                   31,036
      Inventories                                                 35,250                   45,829
      Other                                                          950                      506
                                                               ---------                ---------
           Total current assets                                   64,727                   77,371
                                                               ---------                ---------

Property, plant and equipment:
      Land and improvements                                        3,274                    3,449
      Buildings                                                   18,496                   18,496
      Machinery and equipment                                    263,730                  258,013
      Construction in progress                                     7,614                    5,150
                                                               ---------                ---------
                                                                 293,114                  285,108
      Accumulated depreciation                                  (126,749)                (109,396)
                                                               ---------                ---------
           Net property, plant and equipment                     166,365                  175,712
                                                               ---------                ---------

Intangibles, net                                                     900                    1,106
Other assets                                                      11,692                   13,334
                                                               ---------                ---------
                   TOTAL ASSETS                                $ 243,676                $ 267,523
                                                               =========                =========

                                            LIABILITIES
Current liabilities:
      Accounts payable                                         $  44,205                $  48,016
      Accrued expenses                                            26,667                   25,895
                                                               ---------                ---------
           Total current liabilities                              70,872                   73,911

Long-term debt -- Oregon Steel Mills, Inc.                       229,151                  228,208
Long-term debt -- New CF&I, Inc.                                  21,756                   21,756
Environmental liability                                           25,118                   27,488
Deferred employee benefits                                         8,779                    8,417
                                                               ---------                ---------
           Total liabilities                                     355,676                  359,780
                                                               ---------                ---------
Contingencies (Note 3)

                                         PARTNERS' DEFICIT

General partner                                                 (106,617)                 (87,829)
Limited partners                                                  (5,375)                  (4,428)
                                                               ---------                ---------
                                                                (111,984)                 (92,257)
                                                               ---------                ---------
                                                               $ 243,676                $ 267,523
                                                               =========                =========



          The accompanying notes are an integral part of the financial statements.


                                                     CF&I STEEL, L.P.
                                                 STATEMENTS OF OPERATIONS
                                                      (IN THOUSANDS)
                                                        (UNAUDITED)
                                                       THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                        2003                2002               2003               2002
                                                   ------------         -----------         ----------          ---------
Sales:
     Product Sales                                               $  79,936          $  81,115          $ 166,757          $ 157,121
     Freight                                                         3,643              3,591              7,611              7,178
                                                                 ---------          ---------          ---------          ---------
                                                                    83,579             84,706            174,368            164,299

COSTS AND EXPENSES:
     Cost of sales                                                  81,448             70,834            164,011            137,082
     Fixed and other asset impairment charges (1)                    9,157                 --              9,157                 --
     Gain on sale of assets                                           (363)              (111)              (402)            (1,023)
     Selling, general and administrative                             4,441              5,122              8,967             10,094
                                                                 ---------          ---------          ---------          ---------
                                                                    94,683             75,845            181,733            146,153
                                                                 ---------          ---------          ---------          ---------
     OPERATING INCOME (LOSS)                                       (11,104)             8,861             (7,365)            18,146

OTHER INCOME (EXPENSE):
     Interest expense                                               (6,257)            (6,835)           (12,492)           (13,975)
     Other income, net                                                  55                660                122                754
                                                                 ---------          ---------          ---------          ---------
     Income (loss) before cumulative effect
     of change in accounting principle                             (17,306)             2,686            (19,735)             4,925
     Cumulative effect of change in
     accounting principle                                               --                 --                 --            (31,863)
                                                                 ---------          ---------          ---------          ---------
     NET INCOME (LOSS)                                           $ (17,306)         $   2,686          $ (19,735)         $ (26,938)
                                                                 =========          =========          =========          =========



(1) The $9.2 million impairment charge consists of: a) impairment of fixed assets - $8.2 million, and b) reduction of dedicated stores and operating supplies to net realizable value - $1.0 million.


                    The accompanying notes are an integral part of the financial statements.


                                                    CF&I STEEL, L.P.
                                                STATEMENTS OF CASH FLOW
                                                     (In thousands)
                                                      (Unaudited)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                        ----------------------------------
                                                                           2003                   2002
                                                                        ----------             -----------
Cash flows provided by operating activities:
      Net loss                                                           $(19,735)              $(26,938)
      Adjustments to reconcile net loss to net cash
          provided by operations
            Cumulative effect of change in accounting principle                --                 31,863
            Fixed and other asset impairment charges (1)                    9,157                     --
            Depreciation and amortization                                   9,480                  9,410
            Gain on sale of assets                                           (402)                (1,023)
            Changes in current assets and liabilities:
            Trade accounts receivable                                       2,656                  6,778
            Inventories                                                     9,645                  5,400
            Accounts payable                                               (3,811)                 1,560
            Accrued expenses and deferred employee benefits                 1,134                    (95)
            Other, net                                                     (1,330)                   (94)
                                                                         --------               --------
            NET CASH PROVIDED BY OPERATIONS                                 6,794                 26,861
                                                                         --------               --------

Cash flows from investing activities:
      Additions to property, plant and equipment                           (8,325)                (3,787)
      Proceeds from disposal of property and equipment                        549                  1,023
      Other, net                                                               39                    278
                                                                         --------               --------
             NET CASH USED IN INVESTING ACTIVITIES                         (7,737)                (2,486)
                                                                         --------               --------

Cash flows from financing activities:
      Borrowings from related parties                                      67,523                 58,034
      Payments to related parties                                         (66,512)               (77,786)
      Payment of long-term debt                                               (68)                (4,622)
                                                                         --------               --------
             NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              943                (24,374)
                                                                         --------               --------

Net increase (decrease) in cash and cash equivalents                           --                      1
Cash and cash equivalents at the beginning of the quarter                      --                     --
                                                                         --------               --------
 Cash and cash equivalents at the end of the quarter                     $     --               $      1
                                                                         ========               ========

Supplemental disclosures of cash flow information: Cash paid for:
      Interest                                                           $     --               $ 13,806

(1) The $9.2 million impairment charge consists of: a) impairment of fixed assets - $8.2 million, and b) reduction of dedicated stores and operating supplies to net realizable value - $1.0 million.


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

         The unaudited financial statements include all adjustments consisting of normal recurring accruals and other charges as described in Note 4, "Asset Impairments" which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to CF&I's 2002 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

          In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standard ("SFAS") No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement requires that New CF&I record a liability for the fair value of an asset retirement obligation when CF&I has a legal obligation to remove the asset. SFAS No. 143 is effective for CF&I beginning January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on CF&I's financial statements.

         In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES." SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)." SFAS No. 146 requires recognition of the liability for costs associated with an exit or disposal activity when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. CF&I adopted SFAS No. 146 effective January 1, 2003. CF&I primarily accounts for employee termination actions under SFAS No. 112, which requires recording when such charges are probable and estimable. As such, the adoption of SFAS No. 146 did not have an impact in the quarter, as there were no significant one-time severance actions or other exit costs.

         In November 2002, the FASB issued Interpretation ("FIN") No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS." It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The disclosure provisions for FIN No. 45 were effective for the year ending December 31, 2002. CF&I adopted the recognition provisions of FIN No. 45 effective January 1, 2003 for guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have any material impact on the Company's financial statements.

         In January 2003, the FASB issued FIN No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. CF&I has not created or obtained an interest in any variable interest entities after January 31, 2003. CF&I is continuing to review the provisions of FIN No. 46 to determine its impact, if any, on future reporting periods with respect to interests in variable interest entities created prior to February 1, 2003.

         In April 2003, the FASB issued SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. CF&I is currently evaluating whether or not the adoption of SFAS
No. 149 will have an effect on its financial position, results of operations and cash flows.

         In May 2003, the FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to CF&I's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. CF&I adopted SFAS No. 150 on June 1, 2003. The adoption of this statement did not have a material effect on CF&I's financial position, results of operations or cash flows.

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

2.       INVENTORIES
         -----------

         Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method. The components of inventories are as follows:

                                              JUNE 30,            DECEMBER 31,
                                               2003                   2002
                                              --------            ------------
        Inventories consist of:                      (IN THOUSANDS)

        Raw materials                         $  4,776              $  5,536
        Semi-finished product                    8,183                11,325
        Finished product                        11,757                17,420
        Stores and operating supplies           10,534                11,548
                                              --------              --------
            Total inventory                   $ 35,250              $ 45,829
                                              ========              ========

         Effective January 1, 2003, CF&I changed the method of computing the market valuation of inventories in applying the lower of manufacturing cost or market (LCM) accounting policy. Under the new accounting method, CF&I evaluates the market value of its inventory for potential LCM write-downs at the product group level. CF&I believes this change is preferable because it better reflects a more precise measure of expense in the period in which an impairment in value is identified. During the three months ended June 30, 2003, CF&I recognized approximately $0.5 million of LCM charges. Under CF&I's past practices, there would not have been an impairment charge during this period. The impact on the period ended March 31, 2003, and the accumulative effect of change as of January 1, 2003 was immaterial.

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

         In connection with the acquisition of the steelmaking and finishing facilities located at Pueblo, Colorado ("Pueblo Mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At June 30, 2003, the accrued liability was $28.6 million, of which $23.4 million was classified as non-current on the consolidated balance sheet.

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

         In May 2000, the Environmental Protection Agency ("EPA") issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals, and that appeal is pending. CF&I has negotiated a settlement of this matter with the EPA. Under that agreement and overlapping with the commitments made to the CDPHE described below, CF&I committed to the conversion to the new NSPS AAa compliant furnace (demonstrating full compliance 21 months after permit approval and expected to cost, with all related emission control improvements, approximately $25 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects and undertake additional environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. On April 9, 2003, the EPA filed a proposed Federal Consent Decree, now subject to public comment, which, if approved by the court, will fully resolve all NSPS and PSD issues. At that time CF&I will dismiss its appeal against the EPA. If the proposed settlement with the EPA is not approved, which appears unlikely, it would not be possible to estimate the liability if there were ultimately an adverse determination of this matter.

         In response to the CDPHE settlement and the resolution of the EPA action, CF&I had expensed $2.8 million for possible fines and non-capital related expenditures since the settlement. As of June 30, 2003, the accrued liability was $1.2 million.

         As noted above, as part of the settlement with the CDPHE and the EPA, CF&I is required to install one new electric arc furnace and the two existing furnaces, with a combined melting and casting capacity of approximately 1.2 million tons through two continuous casters, will be shut down. The new single furnace operation will not have the capacity to support a two caster operation, and one caster and the related assets with a book value of $9.2 million was written off in the quarter ended June 30, 2003. See Note 4 "Asset Impairments" for a description of this charge.

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

         In a related matter, in April 2000, the United Steelworkers of America ("Union") filed suit in U.S. District Court in Denver, Colorado, asserting that New CF&I and CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. The Union sought declaratory judgement regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney's fees. On July 6, 2001, the presiding judge dismissed the suit. The Federal Tenth Circuit Court of Appeals on March 3, 2003 reversed the District Court's dismissal of the case and remanded the case for further hearing to the District Court. New CF&I and CF&I sought and the Court entered a stay of the District Court action until a Consent Decree filed in another case settling the same issues with the EPA becomes final. While CF&I does not believe the suit will have a material adverse effect on its results of operations, the result of litigation, such as this, is difficult to predict and an adverse outcome with significant penalties is possible. It is not presently possible to estimate the liability if there is ultimately an adverse determination on remand.

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

         On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of June 30, 2003, approximately
812 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At June 30, 2003, approximately 138 Unreinstated Employees remain unreinstated.

         On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, CF&I has been returning Unreinstated Employees to jobs as positions became open. As noted above, there were approximately 138 Unreinstated Employees as of June 30, 2003. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded in February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees. CF&I does not believe that final judicial action on the strike issues is likely for at least two to three years.

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

PURCHASE COMMITMENTS

         Effective February 2, 1993, CF&I entered into an agreement, subsequently amended on August 4, 1994, to purchase a base amount of oxygen produced at the Pueblo Mill. This agreement expires January 2013 and specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at June 30, 2003 for this agreement was $116,000.

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

         In addition, Oregon Steel, New CF&I, CF&I, and Colorado and Wyoming Railway Company ("C&W") are borrowers ("Borrowers") under a $75 million revolving credit facility ("Credit Agreement") that will expire on June 30, 2005 and is collateralized, in part, by certain equity and intercompany interests, accounts receivable and inventory of New CF&I and CF&I. At June 30, 2003, $5.0 million was restricted under the Credit Agreement, $8.0 million was restricted under the outstanding letters of credit, and $62.0 million was available for use. The Credit Agreement contains various restrictive covenants including a minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") amount, a minimum fixed charge coverage ratio, a maximum senior debt ratio, limitations on maximum annual capital and environmental expenditures, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. On August 13, 2003, Oregon Steel entered into an agreement with its lenders to amend the $75 million revolving credit facility effective June 30, 2003. The agreement amended the minimum consolidated EBITDA, minimum fixed charge coverage ratio, maximum senior debt ratio and minimum consolidated tangible net worth covenants as of June 30, 2003 and for each month through the maturity date of the facility. In addition, the amendment added a borrowing availability limitation relating to inventory and will reduce the maximum credit amount from $75 million to $65 million.

LIQUIDITY

         CF&I experienced a net loss for the three months ended June 30, 2003. Contributing to the adverse results was the interest paid by CF&I to Oregon Steel for its financing. CF&I has been able to fulfill its needs for working capital and capital expenditures due, in part, to the financing arrangement with Oregon Steel. CF&I expects that operations will continue for the remainder of 2003, with the realization of assets, and discharge of liabilities in the ordinary course of business. CF&I believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to CF&I and, although the demand for repayment of the obligation in full is not expected during 2003, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that CF&I would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to CF&I.

OTHER CONTINGENCIES

         CF&I is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters would not have a material adverse effect on the financial condition of CF&I.

4.   ASSET IMPAIRMENTS
     -----------------

         As noted in Note 3 above, as part of the settlement with the CDPHE and the EPA, CF&I is required to install one new electric arc furnace, and the two existing furnaces, with a combined melting and casting capacity of approximately 1.2 million tons through two continuous casters, will be shut down. CF&I has determined that the new single furnace operation will not have the capacity to support a two caster operation and therefore CF&I has determined that one caster and other related assets have no future service potential. Accordingly, CF&I has recorded an impairment charge to earnings of $9.2 million, including $1.0 million incurred for the reduction in value of related stores items. Because it is believed the caster has no salvage value, the carrying value of the fixed assets was zero after the effect of the impairment charge.

5.       INTANGIBLE ASSETS
         -----------------


         The carrying amount of intangible assets and the associated amortization expenses are as follows:


         ACQUIRED INTANGIBLE ASSETS
         --------------------------

                                                     AS OF JUNE 30, 2003
                                               ---------------------------------
                                               GROSS CARRYING      ACCUMULATED
                                                   AMOUNT          AMORTIZATION
                                               ---------------------------------
                                                          (IN THOUSANDS)

        AMORTIZED INTANGIBLE ASSETS
        ---------------------------
             Proprietary Technology               $1,653              $(753)
                                                  ======              =====

        AGGREGATE AMORTIZATION EXPENSE
        ------------------------------
             For the six months ended 6/30/03     $  206
..
        ESTIMATED AMORTIZATION EXPENSE
        ------------------------------
             For the year ended 12/31/03          $  261
             For the year ended 12/31/04          $  110
             For the year ended 12/31/05          $  110
             For the year ended 12/31/06          $  110
             For the year ended 12/31/07          $  110

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


RESULTS OF OPERATIONS
---------------------

The following table sets forth for the tonnage sold and sales and average selling price per ton:

                                       THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                       ---------------------------    -------------------------
                                           2003           2002           2003           2002
                                       ----------      --------       --------       --------
Tonnage sold:
    Rail                                  86,800        101,200        199,700        199,900
    Rod and Bar                          117,400        109,300        232,900        220,200
    Seamless Pipe (1)                     13,300          7,000         24,200          9,300
    Semi-finished                             --          2,500             --          2,600
                                        --------       --------       --------       --------

      Total                              217,500        220,000        456,800        432,000
                                        ========       ========       ========       ========

Product sales (in thousands): (2)       $ 81,755       $ 82,947       $170,343       $160,827
Average selling price per ton: (2)      $    376       $    377       $    373       $    372

-----------------
(1)   New CF&I suspended operation of the seamless pipe mill in November of 2001 to April 2002.
(2)  Product sales and average selling price per ton exclude freight revenues for the three and six months ended June 30, 2003 and 2002.


         SALES. New CF&I's consolidated sales decreased $1.1 million, or 1.3%, to $85.4 million, and increased $9.9 million, or 5.9%, to $178.0 million for the three and six months ended June 30, 2003, respectively, over the same periods in 2002. For the three and six months ended June 30, 2003, the Company shipped 217,500 tons and 456,800 tons of rail, rod and bar and seamless pipe products at an average selling price of $376 and $373 per ton, compared to 220,000 tons and 432,000 tons of product at an average selling price of $377 and $372 per ton for the same periods in 2002. The increase in sales for the six months ended June 30, 2003 is a result of higher shipments of rod and bar and seamless pipe products, partially offset by a decrease in the average sales price for rail products.

         GROSS PROFITS. New CF&I's gross profit was $2.5 million and $11.2 million for the three and six months ended June 30, 2003, or 3.0% and 6.3% of total sales, compared to $14.5 million and $28.2 million, or 16.7% and 16.8% of total sales, for the same periods in 2002. The decrease of $12.0 million and $17.0 million, respectively, was primarily attributed to a decrease in the average sales price of rail products, an increase in the average production costs of rail, and rod and bar products due to higher raw material and energy costs, partially offset by an increase in the average sales price of rod and bar, and by increased shipments of rod and bar and seamless pipe products.

         SELLING, GENERAL & ADMINISTRATIVE. New CF&I's selling, general and administrative expenses ("SG&A") of $4.5 million and $9.1 million for the three and six months ended June 30, 2003, respectively, decreased by 23.1% and 19.9%, from $5.9 million and $11.4 million for the same period in 2002. The decrease in 2003 is attributed primarily to a decrease in rail commissions paid in 2003, and a decrease in bad debt expense.

          INTEREST EXPENSE. Total interest expense of $6.0 million and $11.9 million for the three and six months ended June 30, 2003 decreased by 7.7% and 10.5%, from $6.5 million and $13.3 million, respectively, for the same periods of 2002. Lower interest expense was due to a decrease in the borrowing rate and in the average borrowing outstanding for the 2003 periods.

         INCOME TAX EXPENSE. The effective income tax benefit rate was 14.1% and 15.9% for the three and six months ended June 30, 2003, as compared to the tax expense rate of 70.4% and 47.2% in the corresponding periods in 2002. The effective income tax rate for the first half of 2003 varied from the combined state and federal statutory rate principally because New CF&I established a valuation allowance for certain state net operating loss carry-forwards. See
Note 6 "Income Taxes" for a discussion of the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow provided by operations for the six months ended June 30, 2003 was $6.6 million compared to $26.9 million in the corresponding period of 2002. The items primarily affecting the $20.3 million decrease in cash flows were operating losses, before consideration of non-cash transactions, and changes in working capital requirements including: 1) a decrease of $2.9 million in net accounts receivable in the first six months of 2003 versus a decrease of $7.6 million in the same period of 2002; 2) a decrease in inventories in the first six months of 2003 of $9.6 million versus a decrease of $5.4 million in 2002; and 3) a $4.3 million decrease of operating liabilities in the first six months of 2003 versus a $1.5 million increase in the first six months of 2002.

         For the six months ended June 30, 2003, New CF&I expended approximately $8.1 million, excluding capitalized interest, on capital projects.

         Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term are provided through a loan from Oregon Steel. As of June 30, 2003, $229.2 million of aggregate principal amount of the loan was outstanding, all of which was classified as long-term. The loan includes interest on the daily amount outstanding at the rate of 10.5%. The principal is due on demand or, if no demand is made, due December 31, 2004. Interest on the principal amount of the loan is payable monthly. Because the loan from Oregon Steel is due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future.

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

         Oregon Steel has $305 million principal amount of 10% First Mortgage Notes due 2009 ("10% Notes") payable to outside parties. New CF&I and CF&I (the "Guarantors") have guaranteed the obligations of Oregon Steel under the 10% Notes, and those guarantees are secured by a lien on substantially all of the Guarantors' property, plant and equipment and certain other assets, excluding accounts receivable and inventory.

         In addition, Oregon Steel, New CF&I, CF&I, and C&W are borrowers ("Borrowers") under a $75 million revolving credit facility ("Credit Agreement") that will expire on June 30, 2005 and is collateralized, in part, by certain equity and intercompany interests, accounts receivable and inventory of New CF&I and CF&I. The Credit Agreement contains various restrictive covenants including a minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. As of June 30, 2003, there was no outstanding balance due under the credit facility. On August 13, 2003, Oregon Steel entered into an agreement with its lenders to amend the $75 million revolving credit facility effective June 30, 2003. The agreement amended the minimum consolidated EBITDA, minimum fixed charge coverage ratio, maximum senior debt ratio and minimum consolidated tangible net worth covenants as of June 30, 2003 and for each month through the maturity date of the facility.
In addition, the amendment added a borrowing availability limitation relating to inventory and will reduce the maximum credit amount from $75 million to $65 million. As of June 30, 2003, there was no outstanding balance due under the credit facility.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes.

ITEM 4.  CONTROLS AND PROCEDURES

      In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, New CF&I's and CF&I's management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of New CF&I's and CF&I's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of New CF&I's and CF&I's disclosure controls and procedures were effective. There has been no change in New CF&I's and CF&I's internal controls over financial reporting that occurred during New CF&I's and CF&I's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, New CF&I's and CF&I's internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       See Part I, Item 1, "Notes to Consolidated Financial Statements - Note 3, Contingencies," for discussion of (a) the lawsuit initiated by the Union alleging violations of the CAA, (b) the environmental issues at CF&I, and (c) the status of the labor matters at CF&I.

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

        10.1    Amendment No. 2 to Credit Agreement dated as of June 30, 2003
        18.1    Certifying Accountant's Preferability Letter
        31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                   Officer
        31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                   Officer
        32.1    Section 1350 Certification of Chief Executive Officer
        32.2    Section 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2003.







                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 NEW CF&I, INC.

Date:  August 14, 2003                          /s/  Jeff S. Stewart
                                        ----------------------------------------
                                        Jeff S. Stewart
                                        Corporate Controller

                                                 CF&I STEEL, L.P.
                                        BY:  NEW CF&I, INC.
                                        GENERAL PARTNER

Date:  August 14, 2003                          /s/  Jeff S. Stewart
                                        ----------------------------------------
                                        Jeff S. Stewart
                                        Corporate Controller
                                        New CF&I, Inc.

                                 NEW CF&I, INC.

                                  EXHIBIT INDEX

              LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
                               ENDED JUNE 30, 2003


        10.1    Amendment No. 2 to Credit Agreement dated as of June 30, 2003
        18.1    Certifying Accountant's Preferability Letter
        31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                   Officer
        31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                   Officer
        32.1    Section 1350 Certification of Chief Executive Officer
        32.2    Section 1350 Certification of Chief Financial Officer