Form 10-Q
period 2003-09-30
CF&I STEEL L P
filed 2003-11-14
CIK 1008914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2003
                              --------------------------------------------------
                                       OR
/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                            to
                              --------------------------------------------------

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

                                  (503)223-9228
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                  (503)223-9228
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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
                                                Yes   X       No
                                                     ---         ----

            Indicate by check mark whether the registrant (1) is an accelerated filer (as defined in Rule 12b-2 of the Act)

                                                Yes           No  X
                                                    ----         ----

                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.
                                      INDEX

PART I.   FINANCIAL INFORMATION                                           Page

          Item 1.   FINANCIAL STATEMENTS - NEW CF&I, INC.
                                           --------------

                    Consolidated Balance Sheets
                      September 30, 2003 (unaudited) and December 31, 2002... 2

                    Consolidated Statements of Operations (unaudited)
                      Three and nine months ended September 30, 2003
                      and 2002............................................... 3

                    Consolidated Statements of Cash Flows (unaudited)
                      Nine months ended September 30, 2003 and 2002.......... 4

                    Notes to Consolidated Financial Statements
                      (unaudited)..........................................5-11

                    FINANCIAL STATEMENTS - CF&I STEEL, L.P.
                                           ----------------

                    Balance Sheets
                      September 30, 2003 (unaudited) and December 31, 2002...12

                    Statements of Operations (unaudited)
                      Three and nine months ended September 30, 2003
                      and 2002.............................................. 13

                    Statements of Cash Flows (unaudited)
                      Nine months ended September 30, 2003 and 2002......... 14

                    Notes to Financial Statements (unaudited).............15-20

          Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.......21-23

          Item 3.   Quantitative and Qualitative Disclosures
                       about Market Risk.................................... 23

          Item 4.   Controls and Procedures..................................23

PART II.  OTHER INFORMATION

          Item 1.    Legal Proceedings.......................................24

          Item 6.    Exhibits and Reports on Form 8-K .......................24

          Signatures     ....................................................25

          Exhibit Index  ....................................................26

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                       NEW CF&I, INC.
                                                CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS EXCEPT FOR PER SHARE AND SHARE AMOUNTS)

                                                                          SEPTEMBER 30,           DECEMBER 31,
                                                                              2003                    2002
                                                                       --------------------    -------------------
                                               ASSETS                      (UNAUDITED)

Current assets:
      Cash and cash equivalents                                            $     167                $     289
      Trade accounts receivable, net of allowance for
         doubtful accounts of $1,360 and $1,811                               26,382                   32,458
      Inventories                                                             39,609                   46,104
      Deferred income taxes                                                    3,414                    4,841
      Other                                                                    1,036                      745
                                                                           ---------                ---------
           Total current assets                                               70,608                   84,437
                                                                           ---------                ---------

Property, plant and equipment:
      Land and improvements                                                    3,192                    3,454
      Buildings                                                               19,852                   19,886
      Machinery and equipment                                                268,622                  260,791
      Construction in progress                                                 7,143                    5,151
                                                                           ---------                ---------
                                                                             298,809                  289,282
      Accumulated depreciation                                              (133,400)                (111,469)
                                                                           ---------                ---------
           Net property, plant and equipment                                 165,409                  177,813
                                                                           ---------                ---------

Intangibles, net                                                                 872                    1,106
Deferred income taxes                                                         31,487                   32,786
Other assets                                                                  11,917                   13,455
                                                                           ---------                ---------
               TOTAL ASSETS                                                $ 280,293                $ 309,597
                                                                           =========                =========
                                            LIABILITIES
Current liabilities:
      Accounts payable                                                     $  41,762                $  39,701
      Accrued expenses                                                        29,356                   30,558
                                                                           ---------                ---------
           Total current liabilities                                          71,118                   70,259

Long-term debt -- Oregon Steel Mills, Inc.                                   227,536                  228,208
Environmental liability                                                       23,338                   27,488
Deferred employee benefits                                                     9,006                    8,299
                                                                           ---------                ---------
           Total liabilities                                                 330,998                  334,254
                                                                           ---------                ---------
Minority interests                                                            (5,642)                  (4,402)
                                                                           ---------                ---------
Redeemable common stock, 26 shares                                            21,840                   21,840
                                                                           ---------                ---------
Contingencies (Note 3)
                                       STOCKHOLDERS' DEFICIT
Common stock, par value $1 per share, 1,000
      shares authorized; 200 issued and outstanding                                1                        1
Additional paid-in capital                                                    16,603                   16,603
Accumulated deficit                                                          (80,016)                 (55,208)
Accumulated other comprehensive income:
      Minimum pension liability                                               (3,491)                  (3,491)
                                                                           ---------                ---------
           Total stockholders' deficit                                       (66,903)                 (42,095)
                                                                           ---------                ---------
               TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $ 280,293                $ 309,597
                                                                           =========                =========

                        The accompanying notes are an integral part of the consolidated financial statements.



                                                      NEW CF&I, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (IN THOUSANDS)
                                                        (UNAUDITED)
                                                      THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------       --------------------------------
                                                           2003              2002                 2003              2002
                                                     --------------    --------------       ------------      --------------

SALES:
     Product Sales                                       $  82,927         $  79,434          $ 253,270         $ 240,261
     Freight                                                 3,907             3,438             11,518            10,616
                                                         ---------         ---------          ---------         ---------
                                                            86,834            82,872            264,788           250,877

COSTS AND EXPENSES:
     Cost of sales                                          82,326            68,377            249,048           208,135
     Fixed and other asset impairment charges                   --                --              9,157                --
     Gain on sale of assets                                   (641)              (86)            (1,032)           (1,108)
     Selling, general and administrative expenses            4,039             5,711             13,171            17,107
                                                         ---------         ---------          ---------         ---------
                                                            85,724            74,002            270,344           224,134
                                                         ---------         ---------          ---------         ---------
      OPERATING INCOME (LOSS)                                1,110             8,870             (5,556)           26,743

OTHER INCOME (EXPENSE):
     Interest expense                                       (6,024)           (6,019)           (17,929)          (19,325)
     Minority interests                                        293              (134)             1,240              (371)
     Other income, net                                          56                77                178               799
                                                         ---------         ---------          ---------         ---------
        Income (loss) before income taxes                   (4,565)            2,794            (22,067)            7,846
     Provision for income tax expense                       (5,536)             (887)            (2,741)           (3,272)
                                                         ---------         ---------          ---------         ---------
        Income (loss) before cumulative
          effect of change in accounting
          principle                                        (10,101)            1,907            (24,808)            4,574
     Cumulative effect of change in
        accounting principle, net of tax of $11.3
        million, net of minority interest of $1.5
        million                                                 --                --                 --           (19,069)
                                                         ---------         ---------          ---------         ---------

     NET INCOME (LOSS)                                   $ (10,101)        $   1,907          $ (24,808)        $ (14,495)
                                                         =========         =========          =========         =========



                   The accompanying notes are an integral part of the consolidated financial statements.


                                                  NEW CF&I, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)
                                                   (UNAUDITED)
                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                      --------------------------------
                                                                          2003               2002
                                                                      ----------         -------------
Cash flows provided by operating activities:
      Net loss                                                        $(24,808)             $ (14,495)
      Adjustments to reconcile net loss to net cash
      provided by operating activities:
          Cumulative effect of change in accounting principle                -                 19,069
          Depreciation and amortization                                 13,944                 14,015
          Fixed and other asset impairment charges                       9,157                      -
          Deferred income taxes, net                                     2,726                  2,197
          Long-term environmental liability                             (4,150)                    21
          Gain on sale of assets                                        (1,032)                (1,108)
          Minority interests' share of income (loss)                    (1,240)                   371
          Changes in current assets and liabilities:
             Trade accounts receivable                                   6,076                  9,457
             Inventories                                                 5,561                  2,572
             Accounts payable                                            2,061                 (4,031)
             Accrued expenses and deferred employee benefits              (613)                (2,585)
             Other, net                                                  1,354                   (381)
                                                                      --------              ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                      9,036                 25,102
                                                                      --------              ---------
 Cash flows used in investing activities:
      Additions to property, plant and equipment                        (9,882)                (6,436)
      Proceeds from disposal of property and equipment                   1,396                  1,403
                                                                      --------              ---------
          NET CASH USED IN INVESTING ACTIVITIES                         (8,486)                (5,033)
                                                                      --------              ---------

Cash flows used in financing activities:
      Borrowings from Oregon Steel Mills, Inc.                         104,604                 93,780
      Payments to Oregon Steel Mills, Inc.                            (105,208)              (104,566)
      Payment of long-term debt                                            (68)                (8,415)
                                                                      --------              ---------
          NET CASH USED IN FINANCING ACTIVITIES                           (672)               (19,201)
                                                                      --------              ---------

Net increase (decrease) in cash and cash equivalents                      (122)                   868
Cash and cash equivalents at the beginning of period                       289                      3
                                                                      --------              ---------
Cash and cash equivalents at the end of period                        $    167              $     871
                                                                      ========              =========
Supplemental disclosures of cash flow information:
Cash paid for:
-------------
      Interest                                                        $ 18,294              $  20,264




              The accompanying notes are an integral part of the consolidated financial statements.

                                      -4-

                                 NEW CF&I, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION
   ---------------------

         The consolidated financial statements include the accounts of New CF&I, Inc. and its subsidiaries ("New CF&I"). New CF&I owns a 95.2% interest in CF&I Steel, L.P. ("CF&I"), which is one of New CF&I's principal subsidiaries. Oregon Steel Mills, Inc. ("Oregon Steel") holds an 87% ownership interest in New CF&I. Oregon Steel also owns directly an additional 4.3% interest in CF&I. All significant intercompany balances and transactions have been eliminated.

         The unaudited financial statements include all adjustments, consisting of normal recurring accruals and other charges as described in Note 4, "Asset Impairments", which in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to New CF&I's 2002 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement requires that New CF&I record a liability for the fair value of an asset retirement obligation when New CF&I has a legal obligation to remove the asset. SFAS No. 143 is effective for New CF&I beginning January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on New CF&I's consolidated financial statements.

         In May 2002, the FASB issued SFAS No. 145, "RECISSION OF FAS NOS. 4, 44, AND 64, AMENDMENT OF FAS 13, AND TECHNICAL CORRECTIONS." Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board ("APB") Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS" are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. In mid-July 2002, Oregon Steel refinanced its credit facility and redeemed its 11% First Mortgage Notes due 2003, resulting in a $1.1 million extraordinary loss, net of taxes, on the early extinguishment of debt. The amount recognized consisted primarily of the write-off of unamortized fees and expenses. The adoption of SFAS No. 145 caused a reclassification of the prior year extraordinary loss to other income (expense) in the third quarter of 2003 in the consolidated financial statements of Oregon Steel.

          In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES." SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)." SFAS No. 146 requires recognition of the liability for costs associated with an exit or disposal activity when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of New CF&I's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. New CF&I adopted SFAS No. 146 effective January 1, 2003. New CF&I had accounted for employee termination actions under SFAS No. 112, which required recording when such charges are probable and estimable, and therefore, the adoption of SFAS No. 146 did not have an impact on New CF&I's consolidated financial statements.

         In November 2002, the FASB issued Interpretation ("FIN") No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS." It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The disclosure provisions for FIN No. 45 were effective for the year ending December 31, 2002. New CF&I adopted the recognition provisions of FIN No. 45 effective January 1, 2003 for guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on New CF&I's consolidated financial statements.

         In January 2003, the FASB issued FIN No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the first interim or annual period ending after December 15, 2003. New CF&I has not created or obtained an interest in any variable interest entities after January 31, 2003. New CF&I is currently evaluating the impact of adoption of FIN No. 46 on its consolidated financial statements.

         In April 2003, the FASB issued SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on New CF&I's consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to New CF&I's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. New CF&I adopted SFAS No. 150 on July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on New CF&I's consolidated financial statements.



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


2.       INVENTORIES
         -----------

         Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method. The components of inventories are as follows:

                                            SEPTEMBER 30,      DECEMBER 31,
                                                 2003             2002
                                            -------------      ------------
                                                     (IN THOUSANDS)

Raw materials                                 $ 9,024             $ 5,536
Semi-finished product                           5,549              11,325
Finished product                               14,375              17,420
Stores and operating supplies                  10,661              11,823
                                              -------             -------
    Total inventories                         $39,609             $46,104
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

         In connection with the acquisition of the steelmaking and finishing facilities located at Pueblo, Colorado ("Pueblo Mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At September 30, 2003, the accrued liability was $27.9 million, of which $21.7 million was classified as non-current on the consolidated balance sheet.

         The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the second quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the "State Consent Decree"). The State Consent Decree provides for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services. CF&I is also required to make certain capital improvements expected to cost approximately $25 million, including converting to the new single New Source Performance Standards Subpart AAa ("NSPS AAa") compliant furnace discussed below. The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration ("PSD") air permit. CF&I applied for the PSD permit in April 2002, and the draft permit was issued for public comment on October 2, 2003.

         In May 2000, the Environmental Protection Agency ("EPA") issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals, and that appeal is pending. CF&I has negotiated a settlement of this matter with the EPA. Under that agreement and overlapping with the commitments made to the CDPHE described above, CF&I committed to the conversion to the new NSPS AAa compliant furnace (demonstrating full compliance 21 months after permit approval and expected to cost, with all related emission control improvements, approximately $25 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects and undertake additional environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. On April 9, 2003, the EPA filed a proposed Federal Consent Decree, now subject to public comment, which, if approved by the court, will fully resolve all NSPS and PSD issues. At that time CF&I will dismiss its appeal against the EPA. The Court is likely to approve the settlement, but is awaiting a legal memorandum on a narrow issue from the EPA before taking final action.

         In response to the CDPHE settlement and the resolution of the EPA action, CF&I had expensed $2.8 million in 2002 for possible fines and non-capital related expenditures since the settlement. As of September 30, 2003, the accrued liability was $1.2 million.

         As noted above, as part of the settlement with the CDPHE and the EPA, CF&I is required to install one new electric arc furnace and the two existing furnaces, with a combined melting and casting capacity of approximately 1.2 million tons through two continuous casters, will be shut down. CF&I has determined that the new single furnace operation will not have the capacity to support a two caster operation, and therefore one caster and the related assets with a book value of $9.2 million was written off in the quarter ended June 30, 2003. See Note 4, "Asset Impairments" for a description of this charge.

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

         In a related matter, in April 2000, the United Steelworkers of America ("Union") filed suit in U.S. District Court in Denver, Colorado, asserting that New CF&I and CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. The Union sought declaratory judgement regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney's fees. On July 6, 2001, the presiding judge dismissed the suit. The 10th Circuit Court of Appeals on March 3, 2003 reversed the District Court's dismissal of the case and remanded the case for further hearing to the District Court. The Union has amended its complaint in the case raising additional PSD permit issues. While New CF&I does not believe the suit will have a material adverse effect on its results of operations, the result of litigation, such as this, is difficult to predict and an adverse outcome with significant penalties is possible. It is not presently possible to estimate the liability if there is ultimately an adverse determination on remand.

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

         On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of September 30, 2003, approximately 815 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At September 30, 2003, approximately 135 Unreinstated Employees remain unreinstated.

         On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, CF&I has been returning Unreinstated Employees to jobs as positions became open. As noted above, there were approximately 135 Unreinstated Employees as of September 30, 2003. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded in February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees. New CF&I does not believe that final judicial action on the strike issues is likely for at least two to three years.

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

PURCHASE COMMITMENTS

         Effective February 2, 1993, CF&I entered into an agreement, subsequently amended on August 4, 1994, to purchase a base amount of oxygen produced at the Pueblo Mill. This agreement expires January 2013 and specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at September 30, 2003 for this agreement was $116,000.

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

         In addition, Oregon Steel, New CF&I, CF&I, and Colorado and Wyoming Railway Company ("C&W") are borrowers ("Borrowers") under a $65 million revolving credit facility ("Credit Agreement") that will expire on June 30, 2005 and is collateralized, in part, by certain equity and intercompany interests, accounts receivable and inventory of New CF&I and CF&I. At September 30, 2003, $5.0 million was restricted under the Credit Agreement, $14.3 million was restricted under the outstanding letters of credit, and $45.7 million was available for use. The Credit Agreement contains various restrictive covenants including a minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") amount, a minimum fixed charge coverage ratio, a maximum senior debt ratio, limitations on maximum annual capital and environmental expenditures, a borrowing availability limitation relating to inventory, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement.

         On October 24, 2003, the Borrowers determined they were in violation of one of the Credit Agreement covenants, and on November 13, 2003, the Borrowers entered into an agreement with the lenders which waived the violation and amended the minimum consolidated EBITDA, minimum fixed charge coverage ratio, maximum senior debt ratio and minimum consolidated tangible net worth covenants as of October 31, 2003 and for each month through the maturity date of the facility.

         Included in the Credit Agreement amendment above, the Borrowers' ability to draw letters of credit has been increased from $20 million to $25 million to support issuance of letters of credit and similar contracts.


LIQUIDITY

         New CF&I experienced a net loss for the three and nine months ended September 30, 2003. Contributing to the adverse results was the interest paid by New CF&I to Oregon Steel for its financing. New CF&I has been able to fulfill its needs for working capital and capital expenditures due, in part, to the financing arrangement with Oregon Steel. New CF&I expects that operations will continue for the remainder of 2003, with the realization of assets, and discharge of liabilities in the ordinary course of business. New CF&I believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to New CF&I and, although the demand for repayment of the obligation in full is not expected during 2003, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that New CF&I would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to New CF&I.

OTHER CONTINGENCIES

         New CF&I is party to various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters would not have a material adverse effect on the consolidated financial condition of New CF&I.


4. ASSET IMPAIRMENTS
   -----------------

         As noted in Note 3 above, as part of the settlement with the CDPHE and the EPA, CF&I is required to install one new electric arc furnace, and the two existing furnaces with a combined melting and casting capacity of approximately
1.2 million tons through two continuous casters will be shut down. CF&I has determined that the new single furnace operation will not have the capacity to support a two caster operation and therefore CF&I has determined that one caster and other related assets have no future service potential. Accordingly, New CF&I has recorded a pre-tax impairment charge to earnings of $9.2 million in the quarter ended June 30, 2003, including $1.0 million incurred for the reduction in value of related stores items. Because it is believed the caster has no salvage value, the carrying value of the fixed assets was zero after the effect of the impairment charge.

5. INTANGIBLE ASSETS
   -----------------

         The carrying amount of intangible assets and the associated amortization expenses are as follows:


                                                    AS OF SEPTEMBER 30, 2003
                                                -------------------------------
                                                 GROSS CARRYING     ACCUMULATED
                                                    AMOUNT          AMORTIZATION
                                                ---------------     ------------
                                                          (IN THOUSANDS)

        AMORTIZED INTANGIBLE ASSETS
        ---------------------------
             Proprietary Technology                 $1,653             $(781)
                                                    ======             =====

        AGGREGATE AMORTIZATION EXPENSE
        ------------------------------
             For the nine months ended 9/30/03      $  234
..
        ESTIMATED AMORTIZATION EXPENSE
        ------------------------------
             For the year ended 12/31/03            $  261
             For the year ended 12/31/04            $  110
             For the year ended 12/31/05            $  110
             For the year ended 12/31/06            $  110
             For the year ended 12/31/07            $  110


6. INCOME TAXES
   ------------

         The effective income tax expense rate was 121.3% and 12.4% for the three and nine months ended September 30, 2003 respectively, as compared to the tax expense rate of 31.7% and 41.7% in the corresponding periods in 2002. The effective income tax rate for the first nine months of 2003 varied from the combined state and federal statutory rate principally because Oregon Steel established a valuation allowance for certain federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits that was allocated to New CF&I as noted below.

         Oregon Steel files its income tax return as part of a consolidated group, for which a formal tax allocation agreement exists. As a subsidiary of Oregon Steel, New CF&I is included in the consolidated group and thus does not file a separate tax return. Under the terms of the tax allocation agreement, each subsidiary of Oregon Steel is required to compute its separate tax liability as if it had filed a separate tax return and shall pay such amount to Oregon Steel. Also, each subsidiary will be compensated by Oregon Steel to the extent that tax benefits generated by the subsidiary provide a benefit on a consolidated basis. On this basis, New CF&I computes its standalone tax assets and liabilities, and reflects such balances in its consolidated balance sheets.

         SFAS No. 109, "ACCOUNTING FOR INCOME TAXES", requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits be recorded as an asset to the extent that management assesses the utilization of such assets to be "more likely than not"; otherwise, a valuation allowance is required to be recorded. During 2003, Oregon Steel has recorded an additional valuation allowance against a portion of its deferred tax assets. New CF&I has been allocated $7.7 million and $10.6 million of this valuation allowance for the three and nine months ended September 30, 2003, respectively, based on its estimated pro rata portion of the overall consolidated valuation allowance.

         Oregon Steel will continue to evaluate the need for valuation allowances in the future. Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowances.




                                                 CF&I STEEL, L.P.
                                                  BALANCE SHEETS
                                                  (IN THOUSANDS)

                                                                       SEPTEMBER 30,        DECEMBER 31,
                                                                           2003                 2002
                                                                      ----------------    -----------------
                                                                        (UNAUDITED)
                                               ASSETS
Current assets:
      Cash and cash equivalents                                         $      --             $      --
      Trade accounts receivable, net of allowance for
         doubtful accounts of $1,664 and $1,811                            24,974                31,036
      Inventories                                                          39,323                45,829
      Other                                                                   732                   506
                                                                        ---------             ---------
           Total current assets                                            65,029                77,371
                                                                        ---------             ---------

Property, plant and equipment:
      Land and improvements                                                 3,187                 3,449
      Buildings                                                            18,459                18,496
      Machinery and equipment                                             265,794               258,013
      Construction in progress                                              7,143                 5,150
                                                                        ---------             ---------
                                                                          294,583               285,108
      Accumulated depreciation                                           (131,119)             (109,396)
                                                                        ---------             ---------
           Net property, plant and equipment                              163,464               175,712
                                                                        ---------             ---------

      Intangibles, net                                                        872                 1,106
      Other assets                                                         11,677                13,334
                                                                        ---------             ---------
                   TOTAL ASSETS                                         $ 241,042             $ 267,523
                                                                        =========             =========

                                            LIABILITIES
Current liabilities:
      Accounts payable                                                  $  48,582             $  48,016
      Accrued expenses                                                     28,915                25,895
                                                                        ---------             ---------
           Total current liabilities                                       77,497                73,911

Long-term debt -- Oregon Steel Mills, Inc.                                227,536               228,208
Long-term debt -- New CF&I, Inc.                                           21,756                21,756
Environmental liability                                                    23,339                27,488
Deferred employee benefits                                                  9,006                 8,417
                                                                        ---------             ---------
           Total liabilities                                              359,134               359,780
                                                                        ---------             ---------
Contingencies (Note 3)

                                         PARTNERS' DEFICIT

General partner                                                          (112,420)              (87,829)
Limited partners                                                           (5,672)               (4,428)
                                                                        ---------             ---------
           Total partners' deficit                                       (118,092)              (92,257)
                                                                        ---------             ---------
                   TOTAL LIABILITIES AND PARTNERS' DEFICIT              $ 241,042             $ 267,523
                                                                        =========             =========

               The accompanying notes are an integral part of the financial statements.


                                                    CF&I STEEL, L.P.
                                                STATEMENTS OF OPERATIONS
                                                     (IN THOUSANDS)
                                                       (UNAUDITED)
                                                    THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                   --------------------------------      ---------------------------------
                                                       2003               2002                2003                2002
                                                   ------------          ----------      ------------          -----------
SALES:
     Product Sales                                    $  80,914          $  77,790          $ 247,671          $ 234,912
     Freight                                              3,907              3,438             11,518             10,615
                                                      ---------          ---------          ---------          ---------
                                                         84,821             81,228            259,189            245,527

COSTS AND EXPENSES:
     Cost of sales                                       81,264             67,241            245,275            204,323
     Fixed and other asset impairment charges                --                 --              9,157                 --
     Gain on sale of assets                                (540)               (86)              (942)            (1,109)
     Selling, general and administrative                  3,986              5,036             12,953             15,129
                                                      ---------          ---------          ---------          ---------
                                                         84,710             72,191            266,443            218,343
                                                      ---------          ---------          ---------          ---------
        OPERATING INCOME (LOSS)                             111              9,037             (7,254)            27,184

OTHER INCOME (EXPENSE):
     Interest expense                                    (6,267)            (6,334)           (18,759)           (20,277)
     Other income, net                                       56                 77                178                799
                                                      ---------          ---------          ---------          ---------
        Income (loss) before cumulative effect
           of change in accounting principle             (6,100)             2,780            (25,835)             7,706
     Cumulative effect of change in
        accounting principle                                 --                 --                 --            (31,863)
                                                      ---------          ---------          ---------          ---------
     NET INCOME (LOSS)                                $  (6,100)         $   2,780          $ (25,835)         $ (24,157)
                                                      =========          =========          =========          =========




                  The accompanying notes are an integral part of the financial statements.


                                                  CF&I STEEL, L.P.
                                              STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)
                                                    (UNAUDITED)
                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    ---------------------------------
                                                                                        2003                  2002
                                                                                    --------------        -----------
 Cash flows provided by operating activities:
      Net loss                                                                        $ (25,835)           $ (24,157)
      Adjustments to reconcile net loss to net cash
         provided by operating activities:
          Cumulative effect of change in accounting principle                                --               31,863
          Depreciation and amortization                                                  13,747               13,850
          Fixed and other asset impairment charges                                        9,157                   --
          Long-term environmental liability                                              (4,149)                  21
          Gain on sale of assets                                                           (942)              (1,109)
          Changes in current assets and liabilities:
             Trade accounts receivable                                                    6,062                7,719
             Inventories                                                                  5,572                2,587
             Accounts payable                                                               566               (1,979)
             Accrued expenses and deferred employee benefits                              3,609               (4,257)
             Other, net                                                                   1,420                 (338)
                                                                                      ---------            ---------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                      9,207               24,200
                                                                                      ---------            ---------

Cash flows used in investing activities:
      Additions to property, plant and equipment                                         (9,820)              (6,402)
      Proceeds from disposal of property and equipment                                    1,285                1,403
                                                                                      ---------            ---------
          NET CASH USED IN INVESTING ACTIVITIES                                          (8,535)              (4,999)
                                                                                      ---------            ---------

Cash flows used in financing activities:
      Borrowings from related parties                                                   104,604               93,780
      Payments to related parties                                                      (105,208)            (104,566)
      Payment of long-term debt                                                             (68)              (8,415)
                                                                                      ---------            ---------
           NET CASH USED IN FINANCING ACTIVITIES                                           (672)             (19,201)
                                                                                      ---------            ---------

Net increase (decrease) in cash and cash equivalents                                         --                   --
Cash and cash equivalents at the beginning of the quarter                                    --                   --
                                                                                      ---------            ---------
Cash and cash equivalents at the end of the quarter                                   $      --            $      --
                                                                                      =========            =========

Supplemental disclosures of cash flow information:
Cash paid for:
-------------

      Interest                                                                        $  18,294            $  20,264





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

         The unaudited financial statements include all adjustments, consisting of normal recurring accruals and other charges as described in Note 4, "Asset Impariments", which in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to CF&I's 2002 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement requires that CF&I record a liability for the fair value of an asset retirement obligation when CF&I has a legal obligation to remove the asset. SFAS No. 143 is effective for CF&I beginning January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on CF&I's financial statements.

          In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES." SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)." SFAS No. 146 requires recognition of the liability for costs associated with an exit or disposal activity when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of CF&I's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. CF&I adopted SFAS No. 146 effective January 1, 2003. CF&I had accounted for employee termination actions under SFAS No. 112, which required recording when such charges are probable and estimable, and therefore, the adoption of SFAS No. 146 did not have an impact on CF&I's financial statements.

         In November 2002, the FASB issued Interpretation ("FIN") No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS." It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The disclosure provisions for FIN No. 45 were effective for the year ending December 31, 2002. CF&I adopted the recognition provisions of FIN No. 45 effective January 1, 2003 for guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on CF&I's financial statements.

         In April 2003, the FASB issued SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on CF&I's financial statements.


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

2.       INVENTORIES
         -----------

         Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method. The components of inventories are as follows:

                                              SEPTEMBER 30,        DECEMBER 31,
                                                  2003                2002
                                              -------------        ------------
                                                        (IN THOUSANDS)

        Raw materials                           $ 9,024               $ 5,536
        Semi-finished product                     5,549                11,325
        Finished product                         14,375                17,420
        Stores and operating supplies            10,375                11,548
                                                -------               -------
            Total inventory                     $39,323               $45,829
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

         In connection with the acquisition of the steelmaking and finishing facilities located at Pueblo, Colorado ("Pueblo Mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At September 30, 2003, the accrued liability was $27.9 million, of which $21.7 million was classified as non-current on the balance sheet.

         The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the second quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the "State Consent Decree"). The State Consent Decree provides for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services. CF&I is also required to make certain capital improvements expected to cost approximately $25 million, including converting to the new single New Source Performance Standards Subpart AAa ("NSPS AAa") compliant furnace discussed below. The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration ("PSD") air permit. CF&I applied for the PSD permit in April 2002, and the draft permit was issued for public comment on October 2, 2003.

         In May 2000, the Environmental Protection Agency ("EPA") issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals, and that appeal is pending. CF&I has negotiated a settlement of this matter with the EPA. Under that agreement and overlapping with the commitments made to the CDPHE described below, CF&I committed to the conversion to the new NSPS AAa compliant furnace (demonstrating full compliance 21 months after permit approval and expected to cost, with all related emission control improvements, approximately $25 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects and undertake additional environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. On April 9, 2003, the EPA filed a proposed Federal Consent Decree, now subject to public comment, which, if approved by the court, will fully resolve all NSPS and PSD issues. At that time CF&I will dismiss its appeal against the EPA. The Court is likely to approve the settlement, but is awaiting a legal memorandum on a narrow issue from the EPA before taking final action.

         In response to the CDPHE settlement and the resolution of the EPA action, CF&I had expensed $2.8 million in 2002 for possible fines and non-capital related expenditures since the settlement. As of September 30, 2003, the accrued liability was $1.2 million.

         As noted above, as part of the settlement with the CDPHE and the EPA, CF&I is required to install one new electric arc furnace and the two existing furnaces, with a combined melting and casting capacity of approximately 1.2 million tons through two continuous casters, will be shut down. CF&I has determined that the new single furnace operation will not have the capacity to support a two caster operation, and therefore one caster and the related assets with a book value of $9.2 million was written off in the quarter ended June 30, 2003. See Note 4 "Asset Impairments" for a description of this charge.

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

         In a related matter, in April 2000, the United Steelworkers of America ("Union") filed suit in U.S. District Court in Denver, Colorado, asserting that CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. The Union sought declaratory judgement regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney's fees. On July 6, 2001, the presiding judge dismissed the suit. The 10th Circuit Court of Appeals on March 3, 2003 reversed the District Court's dismissal of the case and remanded the case for further hearing to the District Court. The Union has amended its complaint in the case raising additional PSD permit issues. While CF&I does not believe the suit will have a material adverse effect on its results of operations, the result of litigation, such as this, is difficult to predict and an adverse outcome with significant penalties is possible. It is not presently possible to estimate the liability if there is ultimately an adverse determination on remand.


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

         On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of September 30, 2003, approximately 815 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At September 30, 2003, approximately 135 Unreinstated Employees remain unreinstated.

         On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, CF&I has been returning Unreinstated Employees to jobs as positions became open. As noted above, there were approximately 135 Unreinstated Employees as of September 30, 2003. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded in February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees. CF&I does not believe that final judicial action on the strike issues is likely for at least two to three years.

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

PURCHASE COMMITMENTS

         Effective February 2, 1993, CF&I entered into an agreement, subsequently amended on August 4, 1994, to purchase a base amount of oxygen produced at the Pueblo Mill. This agreement expires January 2013 and specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at September 30, 2003 for this agreement was $116,000.

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

         In addition, Oregon Steel, New CF&I, CF&I, and Colorado and Wyoming Railway Company ("C&W") are borrowers ("Borrowers") under a $65 million revolving credit facility ("Credit Agreement") that will expire on June 30, 2005 and is collateralized, in part, by certain equity and intercompany interests, accounts receivable and inventory of New CF&I and CF&I. At September 30, 2003, $5.0 million was restricted under the Credit Agreement, $14.3 million was restricted under the outstanding letters of credit, and $45.7 million was available for use. The Credit Agreement contains various restrictive covenants including a minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") amount, a minimum fixed charge coverage ratio, a maximum senior debt ratio, limitations on maximum annual capital and environmental expenditures, a borrowing availability limitation relating to inventory, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement.

         On October 24, 2003, the Borrowers determined they were in violation of one of the Credit Agreement covenants, and on November 13, 2003, the Borrowers entered into an agreement with the lenders which waived the violation and amended the minimum consolidated EBITDA, minimum fixed charge coverage ratio, maximum senior debt ratio and minimum consolidated tangible net worth covenants as of October 31, 2003 and for each month through the maturity date of the facility.

         Included in the Credit Agreement amendment above, the Borrowers' ability to draw letters of credit has been increased from $20 million to $25 million to support issuance of letters of credit and similar contracts.

LIQUIDITY

         CF&I experienced a net loss for the three and nine months ended September 30, 2003. Contributing to the adverse results was the interest paid by CF&I to Oregon Steel for its financing. CF&I has been able to fulfill its needs for working capital and capital expenditures due, in part, to the financing arrangement with Oregon Steel. CF&I expects that operations will continue for the remainder of 2003, with the realization of assets, and discharge of liabilities in the ordinary course of business. CF&I believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to CF&I and, although the demand for repayment of the obligation in full is not expected during 2003, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that CF&I would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to CF&I.

OTHER CONTINGENCIES

         CF&I is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters would not have a material adverse effect on the financial condition of CF&I.

4. ASSET IMPAIRMENTS
   -----------------

         As noted in Note 3 above, as part of the settlement with the CDPHE and the EPA, CF&I is required to install one new electric arc furnace, and the two existing furnaces, with a combined melting and casting capacity of approximately
1.2 million tons through two continuous casters, will be shut down. CF&I has determined that the new single furnace operation will not have the capacity to support a two caster operation and therefore CF&I has determined that one caster and other related assets have no future service potential. Accordingly, CF&I has recorded an impairment charge to earnings of $9.2 million in the quarter ended June 30, 2003, including $1.0 million incurred for the reduction in value of related stores items. Because it is believed the caster has no salvage value, the carrying value of the fixed assets was zero after the effect of the impairment charge.

5. INTANGIBLE ASSETS
   -----------------

         The carrying amount of intangible assets and the associated amortization expenses are as follows:


                                                  AS OF SEPTEMBER 30, 2003
                                             -----------------------------------
                                             GROSS CARRYING         ACCUMULATED
                                                    AMOUNT          AMORTIZATION
                                             --------------         ------------
                                                         (IN THOUSANDS)

        AMORTIZED INTANGIBLE ASSETS
        ---------------------------
             Proprietary Technology               $1,653                $(781)
                                                  ======                =====

        AGGREGATE AMORTIZATION EXPENSE
        ------------------------------
             For the nine months ended 9/30/03    $  234
..
        ESTIMATED AMORTIZATION EXPENSE
        ------------------------------
             For the year ended 12/31/03          $  261
             For the year ended 12/31/04          $  110
             For the year ended 12/31/05          $  110
             For the year ended 12/31/06          $  110
             For the year ended 12/31/07          $  110

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


RESULTS OF OPERATIONS
---------------------

The following table sets forth tonnage sold, sales and average selling price per ton:

                                       THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                       --------------------------------         -------------------------------
                                          2003                   2002             2003                   2002
                                       -----------            --------          --------              ---------
Tonnage sold:
    Rail                                   76,800               88,900           276,600                288,700
    Rod and Bar                           124,700              108,100           357,600                328,400
    Seamless Pipe (FN1)                    15,600               11,400            39,800                 20,700
    Semi-finished                              --                   --                --                  2,600
                                         --------             --------          --------               --------
      Total                               217,100              208,400           674,000                640,400
                                         ========             ========          ========               ========

Product sales (in thousands): (FN2)      $ 82,927             $ 79,434          $253,270               $240,261
Average selling price per ton: (FN2)     $    382             $    381          $    376               $    375

-------------------------


(FN1) New CF&I suspended operation of the seamless pipe mill in November of 2001 to April 2002.
(FN2) Product sales and average selling price per ton exclude freight revenues for the three and nine months ended September 30, 2003 and 2002.

         SALES. New CF&I's consolidated sales increased $4.0 million, or 4.8%, to $86.8 million, and increased $13.9 million, or 5.5%, to $264.8 million for the three and nine months ended September 30, 2003, respectively, over the same periods in 2002. For the three and nine months ended September 30, 2003, the Company shipped 217,100 tons and 674,000 tons of rail, rod and bar and seamless pipe products at an average selling price of $382 and $376 per ton, compared to 208,400 tons and 640,400 tons of product at an average selling price of $381 and $375 per ton for the same periods in 2002. The increase in sales for the three and nine months ended September 30, 2003 is a result of higher shipments of rod and bar and seamless pipe products, offset by a decrease in rail products shipped. Due to adverse market conditions, seamless pipe mill operations have been suspended from November 2001 to April 2002, mid-August 2002 to mid-September 2002, and is in the process of temporarily suspending operations at the end of November 2003 until market conditions improve. The seamless pipe mill has a net book value of $3.3 million.

         GROSS PROFITS. New CF&I's gross profit was $4.5 million and $15.7 million for the three and nine months ended September 30, 2003, respectively, or 5.2% and 5.9% of total sales, compared to $14.5 million and $42.7 million, or 17.5% and 17.0% of total sales, for the same periods in 2002. The decrease of $10.0 million and $27.0 million, respectively, was primarily attributed to higher raw material and energy costs, partially offset by an increase in the average sales price of rod and bar.

         SELLING, GENERAL & ADMINISTRATIVE. New CF&I's selling, general and administrative expenses ("SG&A") of $4.0 million and $13.2 million for the three and nine months ended September 30, 2003, respectively, decreased by 29.3% and

23.0%, from $5.7 million and $17.1 million for the same periods in 2002. The decrease in 2003 is attributed primarily to a decrease in both legal fees paid and bad debt expense.

         INTEREST EXPENSE. Total interest expense of $6.0 million and $17.9 million for the three and nine months ended September 30, 2003 decreased by 0.1% and 7.2%, from $6.0 million and $19.3 million, respectively, for the same periods of 2002. Lower interest expense was due to a decrease in the borrowing rate for the nine months ending September 30, 2003.

         INCOME TAX EXPENSE. The effective income tax expense rate was 121.3% and 12.4% for the three and nine months ended September 30, 2003, respectively, as compared to the tax expense rate of 31.7% and 41.7% in the corresponding periods in 2002. The effective income tax rate for the first nine months of 2003 varied from the combined state and federal statutory rate principally because New CF&I established a valuation allowance for certain federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits. See Note 6, "Income Taxes" for a discussion of the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flow provided by operations for the nine months ended September 30, 2003 was $9.0 million compared to $24.2 million in the corresponding period of 2002. The items primarily affecting the $15.2 million decrease in cash flows were operating losses, before consideration of non-cash transactions, and changes in working capital requirements including: 1) a decrease of $6.5 million in net accounts receivable in the first nine months of 2003 versus a decrease of $9.0 million in the same period of 2002; 2) a decrease in inventories in the first nine months of 2003 of $5.6 million versus a decrease of $2.6 million in 2002; and 3) a $1.4 million increase in operating liabilities in the first nine months of 2003 versus a $6.6 million decrease in the first nine months of 2002.

         For the nine months ended September 30, 2003, New CF&I expended approximately $9.9 million, excluding capitalized interest, on capital projects.

         Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term are provided through a loan from Oregon Steel. As of September 30, 2003, $227.5 million of aggregate principal amount of the loan was outstanding, all of which was classified as long-term. The loan includes interest on the daily amount outstanding at the rate of 10.65%. The principal is due on demand or, if no demand is made, due December 31, 2004. Interest on the principal amount of the loan is payable monthly. Because the loan from Oregon Steel is due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future.

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

         In addition, Oregon Steel, New CF&I, CF&I, and Colorado and Wyoming Railway Company ("C&W") are borrowers ("Borrowers") under a $65 million revolving credit facility ("Credit Agreement") that will expire on June 30, 2005 and is collateralized, in part, by certain equity and intercompany interests, accounts receivable and inventory of New CF&I and CF&I. At September 30, 2003, $5.0 million was restricted under the Credit Agreement, $14.3 million was restricted under the outstanding letters of credit, and $45.7 million was available for use. The Credit Agreement contains various restrictive covenants including a minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") amount, a minimum fixed charge coverage ratio, a maximum senior debt ratio, limitations on maximum annual capital and environmental expenditures, a borrowing availability limitation relating to inventory, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement.

         On October 24, 2003, the Borrowers determined they were in violation of one of the Credit Agreement covenants, and on November 13, 2003, the Borrowers entered into an agreement with the lenders which waived the violation and amended the minimum consolidated EBITDA, minimum fixed charge coverage ratio, maximum senior debt ratio and minimum consolidated tangible net worth covenants as of October 31, 2003 and for each month through the maturity date of the facility.

         Included in the Credit Agreement amendment above, the Borrowers' ability to draw letters of credit has been increased from $20 million to $25 million to support issuance of letters of credit and similar contracts.

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

       10.1    Employment Agreement dated August 1, 2003, between Oregon Steel
                  Mills, Inc. and James E. Declusin
       10.2 Separation Agreement and General Release dated September 16, 2003, between Oregon Steel Mills, Inc. and its subsidiaries and
                  Joe E. Corvin
       10.3    Amendment No. 3 to Credit Agreement dated as of September 26,
                  2003
       10.4    Amendment No. 4 to Credit Agreement dated as of November 13,
                  2003
       31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
       31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
       32.1    Section 1350 Certification of Chief Executive Officer
       32.2    Section 1350 Certification of Chief Financial Officer

       (b)    Reports on Form 8-K

              On July 10, 2003, New CF&I and CF&I filed a report on Form 8-K announcing a change in registrant's independent accountant. New CF&I and CF&I dismissed PricewaterhouseCoopers LLP and engaged KPMG LLP as their independent accountant.

              On July 29, 2003, New CF&I and CF&I filed a report on Form 8-K in relation to a press release announcing the resignation of Joe Corvin as President and Chief Executive Officer of Oregon Steel Mills, Inc.

              On August 1, 2003, New CF&I and CF&I filed a report on Form 8-K in relation to a press release announcing the appointment of Jim Declusin as President and Chief Executive Officer of Oregon Steel Mills, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     NEW CF&I, INC.


Date:  November 14, 2003                            /s/  Jeff S. Stewart
                                               --------------------------------
                                               Jeff S. Stewart
                                               Corporate Controller

                                                    CF&I STEEL, L.P.
                                               BY:  NEW CF&I, INC.
                                               GENERAL PARTNER


Date:  November 14, 2003                               /s/  Jeff S. Stewart
                                               --------------------------------
                                               Jeff S. Stewart
                                               Corporate Controller
                                               New CF&I, Inc.

                                 NEW CF&I, INC.

                                  EXHIBIT INDEX

              LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
                            ENDED SEPTEMBER 30, 2003


10.1     Employment Agreement dated August 1, 2003, between Oregon Steel Mills,
            Inc. and James E. Declusin
10.2     Separation  Agreement and General Release dated September 16, 2003, between Oregon Steel Mills, Inc. and its subsidiaries and Joe E. Corvin
10.3     Amendment No. 3 to Credit Agreement dated as of September 26, 2003
10.4     Amendment No. 4 to Credit Agreement dated as of November 13, 2003
31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1     Section 1350 Certification of Chief Executive Officer
32.2     Section 1350 Certification of Chief Financial Officer