Form 10-K
period 2003-12-31
CF&I STEEL L P
filed 2004-03-30
CIK 1008914

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K
               ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No
                                       ---    ---

     Indicate by check mark whether the registrant (1) is an accelerated filer (as defined in Rule 12b-2 of the Act)

                                    Yes     No X
                                       ---    ---

     Aggregate market value of the voting and non voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter.

                                 Not Applicable

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of January 31, 2004:
                                                       NEW CF&I, INC.
      COMMON STOCK, $1 PAR VALUE                            200
      --------------------------                --------------------------------
            (Title of Class)                     (Number of shares outstanding)

                      DOCUMENTS INCORPORATED BY REFERENCE:
Proxy statement for Oregon Steel Mills, Inc. Annual Meeting of Stockholders to be held April 29, 2004 is incorporated by reference into Part III of this report.

                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.
                                TABLE OF CONTENTS
ITEM                                                                       PAGE
----                                                                       ----
                                     PART I

   1.    BUSINESS.........................................................    1
             General......................................................    1
             Products.....................................................    2
             Raw Materials ...............................................    3
             Marketing and Customers......................................    3
             Competition and Other Market Factors.........................    4
             Environmental Matters........................................    5
             Labor Matters................................................    6
             Employees....................................................    7
             Available Information........................................    7

   2.    PROPERTIES.......................................................    7

   3.    LEGAL PROCEEDINGS................................................    8

   4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............    8
             Executive Officers of the Registrant.........................    8

                            PART II

   5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS..................................    9

   6.    SELECTED FINANCIAL DATA..........................................    9

   7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS................   10

   7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
             MARKET RISK..................................................   17

   8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................   18

   9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................   55

   9A.   CONTROLS AND PROCEDURES .........................................   55

                           PART III

   10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
and 11.      AND EXECUTIVE COMPENSATION...................................   56

   12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS...............   58

   13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................   58

   14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................   59

                            PART IV

   15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND
         REPORTS ON FORM 8-K..............................................   60
         SIGNATURES.......................................................   65

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

       Shortly after the acquisition of the Pueblo Mill in 1993, CF&I began a series of major capital improvements designed to increase yields, improve productivity and quality and expand CF&I's ability to offer specialty rail, rod and bar products. The primary components of the capital improvements at the Pueblo Mill are outlined below.

       STEELMAKING. CF&I installed a ladle refining furnace and a vacuum degassing facility and upgraded both continuous casters. During 1995, CF&I eliminated ingot casting and replaced it with more efficient continuous casting methods that allow CF&I to cast directly into blooms. These improvements expanded the Pueblo Mill steelmaking capacity to 1.2 million tons.

       ROD AND BAR MILL. At the time of its acquisition, the rod and bar mills at the Pueblo Mill were relatively old and located in separate facilities, which resulted in significant inefficiencies as CF&I shifted production between them in response to market conditions. In 1995, CF&I commenced operation of a new combination rod and bar mill with a new reheat furnace and a high-speed rod train, capable of producing commodity and specialty grades of rod and bar products. These improvements enable CF&I to produce a wider range of high margin specialty products, such as high-carbon rod, merchant bar and other specialty bar products, and larger rod coil sizes, which CF&I believes are preferred by many of its customers.

       RAIL MANUFACTURING. At the time of CF&I's acquisition of the Pueblo Mill, rail was produced by ingot casting using energy-intensive processes with significant yield losses as the ingots were reheated, reduced to blooms and then rolled into rail. Continuous casting has increased rail yields and decreased rail manufacturing costs. In 1996, CF&I invested in its railmaking capacity by entering into the agreement with Nippon for the license of its proprietary technology to produce DHH rail, and acquired the production equipment necessary to produce the specialty rail. DHH rail is considered by the rail industry to be longer lasting and of higher quality than rail produced using conventional methods and, accordingly, the DHH rail usually has a corresponding higher average selling price. CF&I believes it is able to meet the needs of a broad array of rail customers with both traditional and DHH rail.

       SEAMLESS PIPE. Seamless pipe produced at the Pueblo Mill consists of seamless casing, coupling stock and standard and line pipe. Seamless pipe casing is used as a structural retainer for the walls of oil or gas wells. Standard and line pipe are used to transport liquids and gasses both above and underground. CF&I's seamless pipe mill is equipped to produce the most widely used sizes of seamless pipe (5" outside diameter through 10-3/4" outside diameter) in all standard lengths. CF&I's production capability includes carbon and heat treated tubular products. CF&I also sells semi-finished seamless pipe (referred to as green tubes) for processing and finishing by others.

       See Part I, Item 2, "Properties", for discussion of the operating capacities of the Pueblo Mill.

PRODUCTS

       The following chart identifies CF&I's principal products and the primary markets for those products.

               Products                             Markets
               --------                             -------

               Rail                                 Rail transportation

               Rod and Bar products                 Construction
                                                    Durable goods
                                                    Capital equipment

               Seamless pipe                        Oil and petroleum producers



       The following table sets forth for the periods indicated the tonnage shipped and CF&I's total shipments by product class.


                                                  TONS SHIPPED
                                       -------------------------------
 PRODUCT CLASS                           2003        2002       2001
 -------------                           ----        ----       ----

Rail                                   360,400     384,100     246,000
Rod and Bar                            482,400     419,700     432,500
Seamless Pipe (FN1)                     51,300      30,000      97,700



Semi-finished                               --       2,700       4,700
                                       -------     -------     -------
     Total                             894,100     836,500     780,900
                                       =======     =======     =======

----------------
(FN1) CF&I suspended operation at the seamless pipe mill from November 2001 to April 2002, from mid-August 2002 to mid-September 2002, and from mid-November 2003 to date.

       RAIL. CF&I produces standard carbon and high-strength head-hardened rail at its Pueblo Mill. The Pueblo Mill is the sole manufacturer of rail west of the Mississippi River and one of only three rail manufacturers in the Western Hemisphere. Rails are manufactured in the six most popular rail weights (ranging from 115 lb/yard through 141 lb/yard), in 39 and 80-foot lengths. The primary customers for the Pueblo Mill's rail are the major western railroads, with an increased share of the eastern railroad business in recent years. CF&I has also developed a major presence in the Canadian and Mexican rail markets. Rail is also sold directly to rail contractors, transit districts and short-line railroads.

       As part of its capital improvement program, CF&I improved its rail manufacturing facilities to include the production of in-line head-hardened rail. In-line head-hardened rail is produced through a proprietary technology, known as deep head-hardened or DHH technology, which is licensed from a third party. In 2003, CF&I produced approximately 137,000 tons of head-hardened product using the DHH technology. The in-line DHH technology allows CF&I to produce head-hardened product up to the capacity of the rail facility. Rail produced using the improved in-line technology is considered by many rail customers to be longer lasting and of higher quality than rail produced with traditional off-line techniques. In 2001, the Pueblo Mill also began producing and marketing an improved head-hardened rail called High Carbon Pearlite. This rail metallurgy was designed for heavy application situations such as heavy tonnage curves.

        ROD AND BAR PRODUCTS. CF&I's rod and bar mill located at the Pueblo Mill is able to produce coils of up to 6,000 pounds. The improved steel quality and finishing capabilities allow CF&I to manufacture rods up to 1" in diameter, and to manufacture a variety of high-carbon rod products such as those used for spring wire, wire rope and tire bead. CF&I produces several sizes of coiled rebar in the most popular grades for the reinforcement of concrete products.

       SEAMLESS PIPE. CF&I's seamless pipe mill at the Pueblo Mill produces seamless casing and standard and line pipe. The primary use of these products is in the transmission and recovery of oil and natural gas resources, through either above ground or subterranean pipelines. The seamless mill produces both carbon and heat-treated tubular products. CF&I also markets green tubes to other tubular mills for processing and finishing. Due to market conditions, operation at the seamless pipe mill was suspended from November 2001 to April 2002, from mid-August 2002 to mid-September 2002, and from mid-November 2003 to date.

RAW MATERIALS

        CF&I's principal raw material is ferrous scrap metal derived from, among other sources, junked automobiles, railroad cars and railroad track materials and demolition scrap from obsolete structures, containers and machines. In addition, direct-reduction iron, hot-briquetted iron and pig iron (collectively "alternate metallics") can substitute for a limited portion of the scrap used in steel production, although the sources and availability of alternate metallics are substantially more limited than those of scrap. The purchase prices for scrap and alternate metallics are subject to market forces largely beyond the control of CF&I, and are impacted by demand from domestic and foreign steel producers, freight costs, speculation by scrap brokers and other conditions. The cost of scrap and alternate metallics to CF&I can vary significantly, and CF&I's product prices often cannot be adjusted, especially in the short-term, to recover the costs of increases in scrap and alternate metallics prices.

       The long-term demand for steel scrap and its importance to the domestic steel industry may increase as steelmakers continue to expand scrap-based electric arc furnace capacity; however, CF&I believes that near-term supplies of steel scrap will continue to be available in sufficient quantities at competitive prices. In addition, while alternate metallics are not currently cost competitive with steel scrap, a sustained increase in the price of steel scrap could result in increased implementation of these alternative materials.

MARKETING AND CUSTOMERS

       Steel products are sold by CF&I principally through its own sales organizations located at the Pueblo Mill and, as appropriate, through foreign sales agents. In addition to selling to customers who consume steel products directly, CF&I also sells to intermediaries such as steel service centers, distributors, processors and converters.

       The sales force is organized by product line. CF&I has separate sales forces for rod and bar, seamless pipe and rail products. Most of CF&I's sales are initiated by contacts between sales representatives and customers. Accordingly, CF&I does not incur substantial advertising or other promotional expenses for the sale of its products. CF&I had significant sales contracts to two rail customers, Burlington Northern Santa Fe Corporation, and Union Pacific Railroad which accounted for nearly 14% and 14%, respectively, of its total revenue in 2003 compared to 12% and 16%, respectively, of its total revenue in 2002. In addition, CF&I sold rod products to Davis Wire Corporation which accounted for 11% of its total revenue in 2003. No single customer or group of affiliated customers represented more than 10% of CF&I's sales revenue in 2001. Orders placed with CF&I generally are cancelable by the customer prior to production.

        CF&I does not have a general policy permitting return of purchased steel products except for product defects. CF&I does not routinely offer extended payment terms to its customers.

       The demand for a majority of CF&I's products is not generally subject to significant seasonal trends. CF&I's rail products are impacted by seasonal demand, as dictated by the major railroads' procurement schedules. Demand for oil country tubular goods ("OCTG") can be subject to seasonal factors. Overall demand for OCTG is subject to significant fluctuations due to the volatility of oil and gas prices and North American drilling activity as well as other factors including competition from imports. CF&I does not have material contracts with the United States government and does not have any major supply contracts subject to renegotiation.

       RAIL. The primary customers for the Pueblo Mill's rail are the major western railroads, with an increased share of the eastern railroad business in recent years. CF&I has also developed a major presence in the Canadian and Mexican rail markets. Rail is also sold directly to rail distributors, transit districts and short-line railroads. CF&I believes its proximity to the North American rail markets benefits CF&I's marketing efforts.

       BAR PRODUCTS. CF&I sells its bar products, primarily reinforcing bar, to fabricators and distributors. The majority of these customers are located in the United States, west of the Mississippi River.

       ROD PRODUCTS. CF&I's wire rod products are sold primarily to wire drawers ranging in location from the Midwest to the West Coast. The demand for wire rod is dependent upon a wide variety of markets, including agricultural, construction, capital equipment and the durable goods segments. CF&I entered the high carbon rod market during 1995 as a direct result of the investment in the new rolling facility. Since that time, CF&I's participation in the higher margin, high carbon rod market has steadily increased, to the point where it now represents over two-thirds of total rod product shipments. Typical end uses of high carbon rod include spring wire, wire rope and tire bead.

       SEAMLESS PIPE. CF&I's seamless pipe is sold primarily through its internal sales force to a large number of oil exploration and production companies and directly to companies outside of the OCTG industry, such as construction companies. The market for CF&I's seamless pipe is primarily domestic. The demand for this product is determined in large part by the number and drilling depths of the oil and gas drilling rigs working in the United States.

COMPETITION AND OTHER MARKET FACTORS

       The steel industry is cyclical in nature, and high levels of steel imports, worldwide production overcapacity and other factors have adversely affected the domestic steel industry in recent years. New CF&I is also subject to industry trends and conditions, such as the presence or absence of sustained economic growth and construction activity, currency exchange rates and other factors. CF&I is particularly sensitive to trends in the oil and gas, construction, capital equipment, rail transportation and durable goods segments, because these industries are significant markets for CF&I's products.

       Competition within the steel industry is intense. CF&I competes primarily on the basis of product quality, price and responsiveness to customer needs. Many of CF&I's competitors are larger and have substantially greater capital resources, more modern technology and lower labor and raw material costs than CF&I. Moreover, U.S. steel producers have historically faced significant competition from foreign producers. The highly competitive nature of the industry, combined with excess production capacity in some products, results in significant sales pricing pressure for certain of CF&I's products.

       RAIL. The majority of current rail requirements in the United States are replacement rails for existing rail lines. Imports have been a significant factor in the domestic rail market in recent years. CF&I's capital expenditure program at the Pueblo Mill provided the rail production facilities with continuous cast steel capability and in-line head-hardening rail capabilities necessary to compete with other producers. International Steel Group Inc. is the only other qualified domestic rail producer at this time.

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

ENVIRONMENTAL MATTERS

        CF&I is subject to extensive United States and foreign, federal, state and local environmental laws and regulations concerning, among other things, wastewater, air emissions, toxic use reduction and hazardous materials disposal. The Pueblo Mill is classified in the same manner as other similar steel mills in the industry as generating hazardous waste materials because the melting operation of the electric arc furnace produces dust that contains heavy metals. This dust, which constitutes the largest waste stream generated at these facilities, must be managed in accordance with applicable laws and regulations.

       The Clean Air Act Amendments ("CAA") of 1990 imposed responsibilities on many industrial sources of air emissions, including CF&I's plants. In addition, the monitoring and reporting requirements of the law subject all companies with significant air emissions to increased regulatory scrutiny. CF&I submitted applications in 1995 to the Colorado Department of Public Health and Environment ("CDPHE") for a permit under Title V of the CAA. See below for a description of CAA compliance issues relating to the Pueblo Mill. CF&I does not know the ultimate cost of compliance with the CAA, which will depend on a number of site-specific factors. Regardless of the outcome of the matters discussed below, CF&I anticipates that it will be required to incur additional expenses and make additional capital expenditures as a result of the CAA and future laws regulating air emissions.

        CF&I's future expenditures for installation of, and improvements to, environmental control facilities, remediation of environmental conditions, penalties for violations of environmental laws, and other similar matters are difficult to predict accurately. It is likely that CF&I will be subject to increasingly stringent environmental standards, including those relating to air emissions, waste water and storm water discharge and hazardous materials use, storage, handling and disposal. It is also likely that CF&I will be required to make potentially significant expenditures relating to environmental matters, including environmental remediation, on an ongoing basis. Although CF&I has established reserves for the environmental matters described below, additional measures may be required by environmental authorities or as a result of additional environmental hazards, identified by such authorities, CF&I or others each necessitating further expenditure. Accordingly, the costs of environmental matters may exceed the amounts reserved. Expenditures of the nature described below or liabilities resulting from hazardous substances located on CF&I's currently or previously owned properties or used or generated in the conduct of its business, or resulting from circumstances, actions, proceedings or claims relating to environmental matters, may have a material adverse effect on New CF&I's consolidated financial condition, results of operations, or cash flows.

       In connection with the acquisition of the steelmaking and finishing facilities located at the Pueblo Mill, CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the CDPHE finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At December 31, 2003, the accrued liability was $28.8 million, of which $24.9 million was classified as non-current on the consolidated balance sheet.

       The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the second quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the "State Consent Decree"). The State Consent Decree provided for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services. CF&I is also required to make certain capital improvements expected to cost approximately $25 million, including converting to the new single New Source Performance Standards Subpart AAa ("NSPS AAa") compliant furnace discussed below. The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration ("PSD") air permit. CF&I applied for the PSD permit in April 2002 and the draft permit was issued for public comment on October 2, 2003.

       In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals. The issue has been resolved by entry of a Consent Decree on November 26, 2003, and the Tenth Circuit dismissed the appeal on December 10, 2003. In that Consent Decree and overlapping with the commitments made to the CDPHE described above, CF&I committed to the conversion to the new NSPS AAa compliant furnace (demonstrating full compliance 21 months after permit approval and expected to cost, with all related emission control improvements, approximately $25 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures.

       In response to the CDPHE settlement and the resolution of the EPA action, CF&I expensed $2.8 million in 2001 for possible fines and non-capital related expenditures. As of December 31, 2003, the accrued liability was approximately $600,000.

       In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. This permit was modified in April 2002 to incorporate the longer compliance schedule that is part of the settlement with the CDPHE and the EPA. In September 2002, CF&I submitted a request for a further extension of certain Title V compliance deadlines, consistent with a joint petition by the State and CF&I for an extension of the same deadlines in the State Consent Decree. This modification gives CF&I adequate time (at least 15 1/2 months after CDPHE issues the PSD permit) to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and to a much lessor degree, if necessary, purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices. Pricing and availability of billets is subject to significant volatility.

       In a related matter, in April 2000, the Union filed suit in U.S. District Court in Denver, Colorado, asserting that New CF&I and CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. The Union sought declaratory judgement regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney's fees. On July 6, 2001, the presiding judge dismissed the suit. The 10th Circuit Court of Appeals on March 3, 2003 reversed the District Court's dismissal of the case and remanded the case for further hearing to the District Court. The parties to the above-referenced litigation have negotiated what purports to be an agreement to settle the labor dispute and all associated litigation, including that referenced above. See "Labor Matters" for a description of the settlement. If, for any reason, that settlement is not finalized, New CF&I does not believe the suit will have a material adverse effect on its results of operations, however, the result of litigation such as this is difficult to predict and an adverse outcome with significant penalties is possible.

LABOR MATTERS
CF&I LABOR DISPUTE AND RESULTANT LITIGATION

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

       On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of December 31, 2003, approximately 819 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At December 31, 2003, approximately 131 Unreinstated Employees remain unreinstated.

       On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, CF&I has been returning unreinstated strikers to jobs, as positions became open. As noted above, there were approximately 131 Unreinstated Employees as of December 31, 2003. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded in February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law supports its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees.

       In the event there is an adverse determination on these issues, Unreinstated Employees could be entitled to back pay, including benefits, plus interest, from the date of the Union's unconditional offer to return to work through the date of their reinstatement or a date deemed appropriate by the NLRB or an appellate court. The number of Unreinstated Employees entitled to back pay may be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Back pay is generally determined by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable working conditions and compensation. Any estimate of the potential liability for back pay will depend significantly on the ability to assess the amount of interim wages earned by these employees since the beginning of the strike, as noted above. Due to the lack of accurate information on interim earnings for both reinstated and Unreinstated Employees and sentiment of the Union towards CF&I, it is not currently possible to obtain the necessary data to calculate possible back pay. In addition, the NLRB's findings of misconduct by the Union may mitigate any back pay award with respect to any Unreinstated Employees proven to have taken part or participated in acts of misconduct during and after the strike.

CF&I LABOR DISPUTE SETTLEMENT

       On January 15, 2004 CF&I announced a tentative agreement to settle the labor dispute between the Union and CF&I ("Settlement"). The Settlement is conditioned on, among other things, (1) its approval by shareholders of New CF&I, (2) ratification of a new collective bargaining agreement being executed between CF&I and the Union, (3) approval of the Settlement by the NLRB and the dismissal of cases pending before the NLRB related to the labor dispute and (4) various pending legal actions between New CF&I and CF&I and the Union being dismissed. The Settlement if approved will provide remedies for all outstanding unfair labor practices between CF&I and the Union and sets the stage for the ratification of a new five-year collective bargaining agreement. The Settlement includes the creation of a labor dispute settlement trust ("Trust") that will hold assets to be contributed by either Oregon Steel or CF&I. Assets of the Trust will include: (1) four million shares of Oregon Steel's common stock, (2) a cash contribution of $2,500 for each beneficiary of the trust, estimated to be in total $2.5 million, and (3) beginning on the effective date of the Settlement, a ten year profit participation obligation consisting of 25% of CF&I operating income, as defined, not to exceed $3 million per year for years one through five and $4 million per year for years six through ten. The beneficiaries of the Trust are those individuals who (1) as of October 3, 1997 were employees of CF&I and represented by the Union, (2) as of December 31, 1997 had not separated, as defined, from CF&I and (3) are entitled to an allocation as defined in the Trust. The Settlement, certain elements of which will be effected through the new five-year collective bargaining agreement, also includes: (1) early retirement with immediate enhanced pension benefits where CF&I will offer bargaining unit employees an early retirement opportunity based on seniority until a maximum of 200 employees have accepted the offer, the benefit will include immediate and unreduced pension benefits for all years of service (including the period of the labor dispute) and for each year of service prior to March 3, 1993 (including service with predecessor companies) an additional monthly pension of $10, (2) pension credit for the period of the labor dispute whereby CF&I employees who went on strike will be given pension credit for both eligibility and pension benefit determination purposes for the period beginning October 3, 1997 and ending on the latest of said employees actual return to work, termination of employment, retirement or death, (3) pension credit for service with predecessor companies whereby for retirements after January 1, 2004, effective January 2, 2006 for each year of service prior to March 3, 1978 (including service with predecessor companies), CF&I will provide an additional monthly benefit to employees of $12.50, and for retirements after January 1, 2006, effective January 2, 2008 for each year of service between March 3, 1978 and March 3, 1993 (including service with predecessor companies), CF&I will provide an additional monthly benefit of $12.50, and (4) individuals who are members of the bargaining units as of October 3, 1997 will be immediately eligible to apply for and receive qualified long-term disability ("LTD") benefits on a go forward basis, notwithstanding the date of the injury or illness, service requirements or any filing deadlines. The Settlement also includes Oregon Steel's agreement to nominate a director designated by the Union on its Board of Directors, and to a broad based neutrality clause for certain of Oregon Steel's facilities in the future.

CF&I LABOR DISPUTE SETTLEMENT - ACCOUNTING

        CF&I has recorded a charge of $31.1 million in the fourth quarter of 2003 related to the Settlement, the final amount of which is dependent upon the price of Oregon Steel's common stock on the effective date of the Settlement. The charge consisted of (1) $23.2 million for the value of 4 million shares of Oregon Steel's common stock valued as of December 31, 2003, (2) the cash payment of $2.5 million noted above, and (3) $5.4 million accrual for the LTD benefits noted above. CF&I will adjust the amount of the common stock charge, either up or down, for the change in the price of the common stock between December 31, 2003 and the effective date of the Settlement. The accrual for the LTD benefits may also change, as better claims information becomes available. As employees accept the early retirement benefits, CF&I will record an additional charge totaling approximately $7.0 million related to these benefits. The enhancements to pension and post-retirement medical benefits for non-early retirees will be accounted for prospectively on the date at which plan amendments occur pursuant to the new five-year collective bargaining agreement in accordance with SFAS No. 87 and SFAS No. 106.

EMPLOYEES

       Approximately 560 employees of New CF&I work under collective bargaining agreements with several unions, including the United Steelworkers of America. At December 31, 2003, CF&I and the United Steelworkers of America had been unable to agree on terms for a new labor agreement and are operating under the terms of CF&I's last contract offer, which was implemented in 1998. See "BUSINESS-LABOR MATTERS."

        CF&I also has a profit participation plan, which permits eligible employees to share in the pretax income of CF&I. CF&I may modify, amend or terminate the plan, at any time, subject to the terms of various labor agreements.

AVAILABLE INFORMATION

       Information about New CF&I and CF&I can be found on Oregon Steel's website at www.osm.com. New CF&I and CF&I make available free of charge, on or
           -----------
through Oregon Steel's website, their annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission ("SEC"). Information contained on Oregon Steel's website is not part of this report.

ITEM 2.  PROPERTIES

       The Pueblo Mill is located in Pueblo, Colorado on approximately 570 acres. The operating facilities principally consist of two electric arc furnaces, a ladle refining furnace and vacuum degassing system, two 6-strand continuous round casters for producing semi-finished steel (one of which has not operated since 1998 and for accounting purposes is considered an impaired asset), and three finishing mills (a rail mill, a seamless pipe mill, and a rod and bar mill). Due to market conditions, operations at the seamless pipe mill were suspended from November 2001 to April 2002, from mid-August 2002 to mid-September 2002, and from mid-November 2003 to date.

       At December 31, 2003, CF&I had the following nominal capacities, which are affected by product mix:

                                          PRODUCTION                2003
                                           CAPACITY              PRODUCTION
                                          ----------             ----------
                                                      (IN TONS)

            Melting                        1,200,000                  876,500
            Finishing Mills (FN1)          1,200,000                  894,300

-------------
(FN1)Includes the production capacity and production in 2003 of 150,000 tons and 46,600 tons, respectively, of the seamless pipe mill.


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

ITEM 3.  LEGAL PROCEEDINGS

       See Part I, Item 1, "Business - Environmental Matters", for discussion of
(a) the lawsuit initiated by the Union alleging violations of the CAA and (b) the negotiations with CDPHE and EPA regarding environmental issues at CF&I.

       See Part I, Item 1, "Business - Labor Matters", for the status of the labor dispute at CF&I.

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

       No matters were voted upon during the fourth quarter of the year ended December 31, 2003.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

       Officers are elected by the Board of Directors of New CF&I to serve for a period ending with the next succeeding annual meeting of the Board of Directors held immediately after the annual meeting of stockholders. CF&I has no independent executive officers.

       The name of each executive officer of New CF&I, age as of February 1, 2004, and position(s) and office(s) and all other positions and offices held by each executive officer are as follows:


                                                                              ASSUMED PRESENT
EXECUTIVE                   AGE      POSITION(S)                            EXECUTIVE POSITION(S)
---------------------       ---      --------------------------------       ---------------------
James E. Declusin           61      Chairman of the Board, President              August 2003
                                    and Chief Executive Officer

L. Ray Adams                53      Vice President - Finance, Chief               April 1994
                                    Financial Officer and Treasurer

Robert A. Simon             42      Vice President and General                    September 2000
                                    Manager

Jeff S. Stewart             42      Corporate Controller                          April 2000


        New CF&I or Oregon Steel has employed each of the executive officers named above, except James E. Declusin, in an executive or managerial role for at least five years. James E. Declusin retired from California Steel Industries ("CSI") as Executive Vice President and Chief Operating Officer in 2000. Prior to joining CSI, Mr. Declusin spent seventeen years with Kaiser Steel Corporation. Mr. Declusin has been a director of Oregon Steel Mills since 2000.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Neither New CF&I's common stock nor CF&I's partnership interests are publicly traded. At December 31, 2003, the number of New CF&I's stockholders of record was four. No dividends have been paid on the common stock.

ITEM 6.  SELECTED FINANCIAL DATA

       The following information is for New CF&I:

                                                                             YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------------------------------
                                                    2003            2002              2001         2000          1999
                                                    ----            ----              ----         ----          ----
                                                              (IN THOUSANDS, EXCEPT TONNAGE AND PER TON AMOUNTS)
INCOME STATEMENT DATA:
Sales (FN1)                                       $ 355,932      $ 329,707      $ 310,789      $ 281,614      $ 263,637
Cost of sales                                       335,815        275,378        278,130        245,800        246,312
Fixed and other asset impairment charges              9,157             --             --             --             --
Labor dispute settlement charges                     31,089             --             --             --             --
Settlement of litigation                                 --             --         (2,190)            --         (4,539)
Gain on sale of assets                               (2,155)        (1,108)           (19)        (2,970)            --
Selling, general and administrative
    expenses                                         17,490         20,404         28,447         17,740         19,462
Profit participation                                     --          1,561             --            127             --
                                                  ---------      ---------      ---------      ---------      ---------

      Operating income (loss)                       (35,464)        33,472          6,421         20,917          2,402
Interest expense                                    (24,087)       (25,393)       (28,470)       (26,755)       (26,092)
Minority interests                                    2,567           (392)         1,193            628          1,200
Other income, net                                       (52)            862            368            391            520
                                                  ---------      ---------      ---------      ---------      ---------
Income (loss) before tax                            (57,036)         8,549        (20,488)        (4,819)       (21,970)
Income tax benefit (expense)                          3,821         (4,117)         5,525          1,688          8,718
                                                  ---------      ---------      ---------      ---------      ---------
Income (loss) before accounting change              (53,215)         4,432        (14,963)        (3,131)       (13,252)
Cumulative effect of change in accounting
  principle, net of tax, net of
  minority interest                                      --        (19,070)            --             --             --
                                                  ---------      ---------      ---------      ---------      ---------
      Net loss                                    $ (53,215)     $ (14,638)     $ (14,963)     $  (3,131)     $ (13,252)
                                                  =========      =========      =========      =========      =========

BALANCE SHEET DATA (AT DECEMBER 31):
Working capital                                   $  18,994      $  23,841      $   9,831      $  25,668      $   9,156
Total assets                                        295,911        314,117        342,932        360,617        337,781
Current liabilities                                  58,122         60,596         70,884         72,040         58,412
Long-term debt                                      259,424        228,208        235,330        236,010        224,252
Total stockholders' deficit                         (96,019)       (42,095)       (25,486)        (9,003)        (5,872)

OTHER DATA:
Depreciation and amortization                     $  18,689      $  18,631      $  17,670      $  18,495      $  18,635
Capital expenditures                              $  11,648      $   8,562      $   7,899      $   6,900      $   6,810
Total tonnage sold                                  894,100        836,500        780,900        757,000        734,900


(FN1) Includes freight revenues of $15.3 million, $14.3 million, $16.6 million and $11.3 million, in 2003, 2002, 2001, and 2000, respectively, and sale of electricity of $2.2 million and $0.8 million in 2001 and 2000, respectively.


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

OVERVIEW

       The consolidated financial statements include the accounts of New CF&I and its subsidiaries, which include the wholly owned Colorado and Wyoming Railway Company ("C&W") and a 95.2% interest in CF&I. All significant intercompany balances and transactions have been eliminated. For the years ended December 31, 2003, 2002, and 2001, total sales of CF&I were 98.0%, 97.7%, and 97.9%, respectively, of the consolidated sales of New CF&I. For the years ended December 31, 2003, 2002, and 2001, cost of sales and freight of CF&I were 98.5%, 98.1%, and 98.2%, respectively, of the consolidated cost of sales and freight of New CF&I.

      In May 2003, CF&I determined that the new single furnace operation (as referenced in Note 11 to the Consolidated Financial Statements) will not have the capacity to support a two caster operation and therefore CF&I has determined that one caster and other related assets have no future service potential. CF&I recorded a pre-tax charge to earnings of approximately $9.1 million in the second quarter of 2003 related to this asset impairment. For a discussion of impairments, see "IMPAIRMENT CHARGES" section below.

       On January 15, 2004 CF&I announced a tentative agreement to settle the labor dispute between the Union and CF&I. CF&I has recorded a charge of $31.1 million in the fourth quarter of 2003 related to the tentative settlement. See "Labor Dispute Settlement Charges" section below for further discussion of this tentative agreement.

OPERATIONS

       The following table sets forth, for the periods indicated, the percentages of sales represented by selected income statement items and information regarding selected balance sheet data:

                                                           YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                       2003         2002         2001
                                                       ----         ----         ----
INCOME STATEMENT DATA:
Total sales                                             100.0%      100.0%      100.0%
Cost of sales                                            94.3        83.5        89.5
Fixed and other asset impairment charges                  2.6          --          --
Labor dispute settlement charges                          8.7          --          --
Settlement of litigation                                   --          --        (0.7)
Gain on sale of assets                                   (0.6)       (0.3)         --
Selling, general and administrative expenses              4.9         6.2         9.2
Incentive compensation                                     --         0.5          --
                                                        -----       -----       -----
     Operating income (loss)                             (9.9)       10.1         2.0
Interest expense                                         (6.8)       (7.7)       (9.2)
Minority interests                                        0.6        (0.1)        0.4
Other income, net                                         0.1         0.3         0.1
                                                        -----       -----       -----
     Net income (loss) before taxes                     (16.0)        2.6        (6.7)
Income tax benefit (expense)                              1.1        (1.2)        1.8
                                                        -----       -----       -----
Net income (loss) before accounting change              (14.9)        1.4        (4.9)
Cumulative effect of change in accounting
   principle, net of tax, net of minority interest         --        (5.8)         --
                                                        -----       -----       -----

     Net loss                                           (14.9)%      (4.4)%      (4.9)%
                                                        =====       =====       =====

BALANCE SHEET DATA:
Current ratio                                           1.3:1       1.4:1       1.1:1
Total debt as a percentage of capitalization (FN1)       158.8%      122.6%      130.6%

(FN1)  Calculation of debt as a percentage of capitalization is equal to total debt (short and long-term)
       divided by the sum of adjusted stockholders' equity (total equity less net goodwill) and total debt.

       The following table sets forth, for the periods indicated, tonnage sold, revenues and average selling price per ton:

                                                  YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                              2003           2002          2001
                                              ----           ----          ----
TONNAGE SOLD:
Rail                                         360,400      384,100       246,000
Rod and Bar                                  482,400      419,700       432,500
Seamless Pipe (FN1)                           51,300       30,000        97,700
Semi-finished                                     --        2,700         4,700
                                             --------     -------       -------
        Total                                894,100      836,500       780,900
                                             =======      =======       =======

REVENUES:
Product sales (in thousands) (FN2)          $340,658     $315,448      $291,993
Average selling price per ton sold (FN2)    $    381     $    377      $    374
-----------------
(FN1) Due to market conditions, operation at the seamless pipe mill was suspended from November 2001 to April 2002, from mid-August 2002 to mid-September 2002, and from mid-November 2003 to date.

(FN2) Product sales and average selling price per ton sold exclude freight revenues of $15.3 million, $14.3 million, and $16.6 million, in 2003, 2002, and 2001, respectively, and sale of electricity of $2.2 million in 2001.

        New CF&I's operating results were adversely affected in 2003 by reduced shipments of rail and higher raw material and energy costs, which were partially offset by increased demand and pricing for rod and bar products. Operating income was further reduced by the recognition of impairment to fixed assets of $9.1 million and by the $31.1 million charge for the tentative settlement of the labor dispute. In addition, New CF&I believes that high fixed costs motivate steel producers to maintain high output levels even in the face of falling prices, thereby increasing further downward pressures on selling prices. The domestic steel industry and New CF&I's business are highly cyclical in nature.

       On December 4, 2003, President Bush lifted the tariffs on imports of steel that were imposed March 5, 2002. The tariffs were designed to give the U.S. Steel Industry time to restructure and become competitive in the global steel market. Since the lifting of the tariffs, the steel industry has seen a dramatic increase in both the cost of raw materials and the selling price of most steel products. New CF&I believes that current market conditions are the result of the combination of a strong steel demand in China, a weak United States dollar, and an increase in ocean freight costs. New CF&I anticipates that market conditions will remain unsettled until demand in China stabilizes. During this period of time, New CF&I believes that it will continue to incur increased costs for raw materials and achieve increased selling prices to offset these higher costs.

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

       EMPLOYEE BENEFITS PLANS AND OTHER POST-RETIREMENT BENEFITS. Annual pension and other post-retirement benefits ("OPRB") expenses are calculated by third party actuaries using standard actuarial methodologies. The actuaries assist New CF&I in making estimates based on both historical and current information and estimates about future events and circumstances. Significant assumptions used in the valuation of pension and OPRB include expected return on plan assets, discount rate, rate of increase in compensation levels and the health care cost trend rate. New CF&I accounts for the defined benefit pension plans using Statement of Financial Accounting Standards No. 87, "EMPLOYER'S ACCOUNTING FOR PENSIONS". As a result of continuing declines in interest rates, partially offset by favorable investment returns of New CF&I's defined benefit pension plans' assets, New CF&I increased the minimum pension liability at December 31, 2003 by $0.7 million after tax effect. This adjustment did not impact current earnings. For further details regarding New CF&I's benefits and post-retirement plans, see Note 9 to the Consolidated Financial Statements.

       ENVIRONMENTAL LIABILITIES. All material environmental remediation liabilities for non-capital expenditures, which are both probable and estimable, are recorded in the financial statements based on current technologies and current environmental standards at the time of evaluation. Adjustments are made when additional information is available that suggests different remediation methods or when estimated time periods are changed, thereby affecting the total cost. The best estimate of the probable cost within a range is recorded; however, if there is no best estimate, the low end of the range is recorded and the range is disclosed. Even though New CF&I has established certain reserves for environmental remediation, environmental authorities may require additional remedial measures, and additional environmental hazards, necessitating further remedial expenditures, may be asserted by these authorities or by private parties. Accordingly, the costs of remedial measures may exceed the amounts reserved.

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

           ALLOWANCE FOR DOUBTFUL ACCOUNTS. New CF&I maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. As of December 31, 2003, the allowance of doubtful accounts was approximately $361,000. In establishing a proper allowance for doubtful accounts, New CF&I evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where management is aware of the circumstances that may impair a specific customer's ability to meet its financial obligations, New CF&I records a specific allowance against amounts due from customers, and thereby reduces the net recognized receivable amount New CF&I reasonably believes will be collected. For all other customers, New CF&I evaluates the allowance for doubtful accounts based on the length of time the receivables are past due, historical collection experience, customer credit-worthiness and economic trends.

       LONG-LIVED ASSET IMPAIRMENTS. Long-lived asset impairments are recognized when the carrying value of those productive assets exceeds their aggregate projected undiscounted cash flows. These undiscounted cash flows are based on New CF&I's long range estimates of market conditions, with due consideration to historical, cyclical, operating cash flows and the overall performance associated with the individual asset. If future demand and market conditions are less favorable than those projected by New CF&I, or if the probability of disposition of the assets differs from that previously estimated by New CF&I, additional asset write-downs may be required.

       CONTINGENCIES. New CF&I is subject to the possibility of loss contingencies arising in the normal course of business. New CF&I considers the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as its ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. New CF&I regularly evaluates current information available to determine whether such accruals should be adjusted. See Note 11 to the Consolidated Financial Statements for a discussion of contingencies.

DISCUSSION AND ANALYSIS OF INCOME

COMPARISON OF 2003 TO 2002
(In thousands except tons, per ton, and percentages)


                                          YEAR ENDED DECEMBER 31,
                             ------------------------------------------------
                                2003        2002        CHANGE       % CHANGE
                             --------     --------     --------      --------
Product Sales                $340,658     $315,448     $ 25,210          8.0%

Tons shipped
   Rail                       360,400      384,100      (23,700)        (6.2)%
   Rod and Bar                482,400      419,700       62,700         14.9%
   Seamless Pipe               51,300       30,000       21,300         71.0%
   Semi-finished                 --          2,700       (2,700)      (100.0)%
                             --------     --------     --------      ---------
        Total                 894,100      836,500       57,600          6.9%
                             ========     ========     ========      =========

Sales price per ton          $    381     $    377     $      4          1.1%

       SALES. The increase in consolidated product sales and average sales price was primarily due to higher shipments of rod and bar products as a result of higher rod production. A reduction in North American rod capacity over the past several years has led to a reduction in supply and resultant higher selling prices.

GROSS PROFIT
                               2003          2002         CHANGE      % CHANGE
                               ----          ----         ------      --------

         Gross Profit         $20,117       $54,329     $(34,212)     (62.97)%


       The decrease in gross profit was a result of reduced volume of high-margin rail sales and increased raw material and energy costs. During much of the year, New CF&I was unable to pass these costs to customers in the form of higher selling prices because of market conditions and fixed-price rail contracts.

SELLING, GENERAL AND ADMINISTRATIVE, AND OTHER

                                         2003       2002     CHANGE    % CHANGE
                                         ----       ----    --------   --------

Selling, General and Administrative    $17,490    $20,404   $(2,914)    (14.3)%
Incentive Compensation                 $    --    $ 1,561   $(1,561)   (100.0)%
Gain on Sale of Assets                 $ 2,155    $ 1,108   $ 1,047      94.5%

       The decrease in selling, general and administrative expenses ("SG&A") for 2003 was the result of a decrease of $0.7 million in expenses for information technology support and equipment, and a decrease of $2.2 million in legal expense.

INTEREST EXPENSE

                            2003          2002         CHANGE      % CHANGE
                            ----          ----         ------      --------

   Interest Expense        $24,087       $25,393      $(1,306)      (5.1)%


       The decrease in interest expense was primarily due to a decreased borrowing rate during 2003, which was partially offset by increased average borrowings in 2003.

INCOME TAX BENEFIT (EXPENSE)

                                       2003        2002       CHANGE    % CHANGE
                                       ----        ----       ------    --------

    Income Tax Benefit (Expense)      $3,821     $(4,117)     $7,938     192.8%

       The effective income tax benefit rate was 6.7% in 2003, compared to the tax expense rate of 48.2% in 2002. The effective income tax rate for 2003 varied from the combined state and federal statutory rate principally because New CF&I established a valuation allowance for certain federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits. SFAS No. 109, "ACCOUNTING FOR INCOME TAXES," requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits be recorded as an asset to the extent that management assesses the utilization of such assets to be "more likely than not"; otherwise, a valuation allowance is required to be recorded. Based on this guidance, New CF&I maintained a valuation allowance of $26.8 million as of December 31, 2003 due to uncertainties regarding the realization of these deferred tax assets. New CF&I will continue to evaluate the need for valuation allowances in the future. As part of its realizability analysis, New CF&I factors in the tax situation of the entire Oregon Steel Consolidated Group. Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowance.

COMPARISON OF 2002 TO 2001
(In thousands except tons, per ton, and percentages)


                                            YEAR ENDED DECEMBER 31,
                            ---------------------------------------------------
                                2002          2001        CHANGE       % CHANGE

Product Sales               $ 315,448     $ 291,993     $  23,455         8.0%

Tons shipped
   Rail                       384,100       246,000       138,100        56.1%
   Rod and Bar                419,700       432,500       (12,800)       (3.0)%
   Seamless Pipe               30,000        97,700       (67,700)      (69.3)%
   Semi-finished                2,700         4,700        (2,000)      (42.6)%
                            ---------     ---------     ---------      -------
        Total                 836,500       780,900        55,600         7.1%
                            =========     =========     =========      =======

Sales price per ton         $     377     $     374     $       3         0.8%

       SALES. Growth in both product sales and related average selling prices were due primarily to higher shipments of rail products in 2002 following the sharp reduction in capital spending by the major railroads in 2001. Seamless pipe market conditions in the drilling industry deteriorated and the seamless mill was shut-down from November 2001 to April 2002, and from mid-August 2002 to mid-September 2002.

GROSS PROFIT
                               2002          2001         CHANGE      % CHANGE
                               ----          ----         ------      --------

        Gross Profit          $54,329       $32,659      $21,670       66.4%


       The increase in gross profit was primarily the result of increased prices and shipments of rail products and an increase in rod and bar prices, offset by reduced seamless pipe shipments and unit price. A reduction in North American rod capacity in 2002 led to a reduction in supply and resultant higher selling prices.


SELLING, GENERAL AND ADMINISTRATIVE
                                         2002      2001       CHANGE    % CHANGE
                                         ----      ----       ------    --------

Selling, General and Administrative     $20,404   $28,447    $(8,043)   (28.3)%

       The decrease in SG&A for 2002 was due in part to $3.1 million in non-recurring seamless pipe commission fees for 2001, environmental fines of $2.2 million accrued in 2001, a decrease in shipping costs of $1.2 million and a reduction in bad debt expense of $1.0 million.

INTEREST EXPENSE

                               2002          2001         CHANGE      % CHANGE
                               ----          ----         ------      --------

     Interest Expense         $25,393       $28,470      $(3,077)     (10.8)%


       The decrease in interest expense from 2001 is due to a lower interest rate and decreased average borrowings from Oregon Steel.

INCOME TAX BENEFIT (EXPENSE)

                                       2002       2001       CHANGE    % CHANGE
                                       ----       ----       ------    --------

      Income Tax Benefit (Expense)   $(4,117)    $5,525     $(9,642)   (174.5)%

       The effective income tax (expense) or benefit rate was (48.2)% and 26.9% for 2002 and 2001, respectively. The effective income tax rate for 2002 varied principally from the combined state and federal statutory rate due to the adjustments created by changes in New CF&I's valuation allowance for certain state tax credits, and changes in non-deductible fines and penalties.


IMPAIRMENT CHARGES

       As part of the settlement with the CDPHE and the EPA, CF&I is required to install one new electric arc furnace, and thus the two existing furnaces with a combined melting and casting capacity of approximately 1.2 million tons through two continuous casters will be shut down. CF&I has determined that the new single furnace operation will not have the capacity to support a two caster operation and therefore CF&I has determined that one caster and other related assets have no future service potential. Accordingly, CF&I recorded a pre-tax impairment charge to earnings of $9.1 million in the quarter ended June 30, 2003. Of the impairment charge recognized, $8.1 million represented impairment of fixed assets and $1.0 million pertained to reduction of related stores items to net realizable value. Because it is believed the caster has no salvage value, the carrying value of the fixed assets was zero after the effect of the impairment charge.

LABOR DISPUTE SETTLEMENT CHARGES
CF&I LABOR DISPUTE SETTLEMENT

       On January 15, 2004 CF&I announced a tentative agreement to settle the labor dispute between the Union and CF&I ("Settlement"). The Settlement is conditioned on, among other things, (1) its approval by shareholders of New CF&I, (2) ratification of a new collective bargaining agreement being executed between CF&I and the Union, (3) approval of the Settlement by the NLRB and the dismissal of cases pending before the NLRB related to the labor dispute and (4) various pending legal actions between New CF&I and CF&I and the Union being dismissed. The Settlement if approved will provide remedies for all outstanding unfair labor practices between CF&I and the Union and sets the stage for the ratification of a new five-year collective bargaining agreement. The Settlement includes the creation of a labor dispute settlement trust ("Trust") that will hold assets to be contributed by either Oregon Steel or CF&I. Assets of the Trust will include: (1) four million shares of Oregon Steel's common stock, (2) a cash contribution of $2,500 for each beneficiary of the trust, estimated to be in total $2.5 million, and (3) beginning on the effective date of the Settlement, a ten year profit participation obligation consisting of 25% of CF&I operating income, as defined, not to exceed $3 million per year for years one through five and $4 million per year for years six through ten. The beneficiaries of the Trust are those individuals who (1) as of October 3, 1997 were employees of CF&I and represented by the Union, (2) as of December 31, 1997 had not separated, as defined, from CF&I and (3) are entitled to an allocation as defined in the Trust. The Settlement, certain elements of which will be effected through the new five-year collective bargaining agreement, also includes: (1) early retirement with immediate enhanced pension benefit where CF&I will offer bargaining unit employees an early retirement opportunity based on seniority until a maximum of 200 employees have accepted the offer, the benefit will include immediate and unreduced pension benefits for all years of service (including the period of the labor dispute) and for each year of service prior to March 3, 1993 (including service with predecessor companies) an additional monthly pension of $10, (2) pension credit for the period of the labor dispute whereby CF&I employees who went on strike will be given pension credit for both eligibility and pension benefit determination purposes for the period beginning October 3, 1997 and ending on the latest of said employees actual return to work, termination of employment, retirement or death, (3) pension credit for service with predecessor companies whereby for retirements after January 1, 2004, effective January 2, 2006 for each year of service prior to March 3, 1978 (including service with predecessor companies), CF&I will provide an additional monthly benefit to employees of $12.50, and for retirements after January 1, 2006, effective January 2, 2008 for each year of service between March 3, 1978 and March 3, 1993 (including service with predecessor companies), CF&I will provide an additional monthly benefit of $12.50, and (4) individuals who are members of the bargaining units as of October 3, 1997 will be immediately eligible to apply for and receive qualified long-term disability ("LTD") benefits on a go forward basis, notwithstanding the date of the injury or illness, service requirements or any filing deadlines. The Settlement also includes Oregon Steel's agreement to nominate a director designated by the Union on its Board of Directors, and to a broad based neutrality clause for certain of Oregon Steel's facilities in the future.

CF&I LABOR DISPUTE SETTLEMENT - ACCOUNTING

        CF&I has recorded a charge of $31.1 million in the fourth quarter of 2003 related to the Settlement, the final amount of which is dependent upon the price of Oregon Steel's common stock on the effective date of the Settlement. The charge consisted of (1) $23.2 million for the value of 4 million shares of Oregon Steel's common stock valued as of December 31, 2003, (2) the cash payment of $2.5 million noted above, and (3) $5.4 million accrual for the LTD benefits noted above. CF&I will adjust the amount of the common stock charge, either up or down, for the change in the price of the common stock between December 31, 2003 and the effective date of the Settlement. The accrual for the LTD benefits may also change, as better claims information becomes available. As employees accept the early retirement benefits, CF&I will record an additional charge totaling approximately $7.0 million related to these benefits. The enhancements to pension and post-retirement medical benefits for non-early retirees will be accounted for prospectively on the date at which plan amendments occur pursuant to the new five-year collective bargaining agreement in accordance with SFAS No. 87 and SFAS No. 106.

LIQUIDITY AND CAPITAL RESOURCES

       Cash flow provided by operations for 2003 was $0.5 million compared to $24.0 million of cash provided by operations in 2002. The items primarily affecting the $23.5 million decrease in operating cash flows were an increase of $38.6 million in net loss including non-cash transactions of (1) the write-off of $31.9 million of goodwill during the first quarter of 2002 resulting in a cumulative effect of change in accounting principle of $19.1 million (net of a $11.3 million tax effect and $1.5 million of minority interest); (2) estimated settlement costs of $31.1 million related to the tentative agreement with the Union in the fourth quarter of 2003, (3) an impairment of fixed and other assets of $9.1 million related to the caster at the Pueblo Mill in the second quarter of 2003; and (4) changes in deferred income taxes of $(3.5) million in 2003 versus $2.1 million in 2002; and net cash transactions resulting from changes in assets and liabilities of $6.7 million.

       Net working capital at December 31, 2003 decreased $4.8 million compared to December 31, 2002, reflecting a $7.3 million decrease in current assets and a $2.5 million decrease in current liabilities. The decrease in current assets was primarily due to a decrease in deferred taxes of $1.4 million and an increase in accounts receivable of $4.5, and a decrease in inventories of $11.1 million. The accounts receivable turnover for the year ended December 31, 2003, as measured in average daily sales outstanding, decreased to 30 days, as compared to 37 days for the year ended December 31, 2002. The decrease was attributable to a faster turnover of product receivables from customers paying earlier in order to utilize cash discounts, and an increased effort on collections of receivables.

       The following table summarizes New CF&I's contractual obligations at December 31, 2003, and the effect such obligations are expected to have on liquidity and cash flow in future periods.


                                                            PAYMENTS DUE BY PERIOD
                                           ---------------------------------------------------------
                                                      LESS THAN                          MORE THAN
    CONTRACTUAL OBLIGATIONS                 TOTAL      1 YEAR    1-3 YEARS   3-5 YEARS    5 YEARS
    -----------------------                 -----      ------    ---------   ---------    -------
                                                               (in thousands)
Long-term debt (FN1)                     $ 259,424     $   --     $259,424    $    --     $    --
Capital lease obligations
                                               814        315          499         --          --
Operating lease obligations
                                            13,719      2,203        4,404      4,397       2,715
Purchase obligations (FN2)                  12,059      1,392        2,784      2,784       5,099
Electric arc furnace improvements(FN3)      22,632      8,615       14,017         --          --
Pension obligations                           (FN6)        31         (FN4)      (FN4)       (FN4)
Other post-retirement benefits (FN5)          (FN6)       574          574        574        (FN5)

---------------------------
(FN1)  Principal payments on loans from Oregon Steel. (See below)
(FN2)  Oxygen supply contract where the future amount is estimated based on current prices.  See Note 11 to the Consolidated Financial Statements.
(FN3)  Amounts  required to satisfy the CDPHE settlement and the EPA action.
       These amounts are to be expended over a 16 month period after approval of the PSD air permit.
(FN4)  New CF&I's obligation is limited to the next year's minimum current ERISA obligation. It is not possible to determine the future ERISA minimum required contributions beyond 2004.
(FN5)  New CF&I has estimated the future obligations based upon the recent history of benefits paid. Amounts in excess of 5 years cannot be reliably estimated.
(FN6)  Totals cannot be determined because future obligations cannot be determined.


       Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term, are provided through two loans from Oregon Steel. As of December 31, 2003, $259.4 million of aggregate principal amount of the loans was outstanding, all of which was classified as long-term, based upon the intent of Oregon Steel to extend the maturity date of the loans. The loans include interest on the daily amount outstanding at the rate of 10.65%. The principal on the two loans is due on demand or, if no demand is made, $220 million is due on December 31, 2004, and $39.4 million is due on December 31, 2005. Oregon Steel does not expect to demand repayment of the obligation during 2004. Interest on the principal amount of the loans is payable monthly. Because the loans from Oregon Steel are due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future.

        New CF&I has been able to fulfill its needs for working capital and capital expenditures, due in part to the financing arrangement with Oregon Steel. New CF&I expects that operations will continue for 2004, with the realization of assets, and discharge of liabilities in the ordinary course of business. New CF&I believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to New CF&I and, although the demand for repayment of the obligation in full is not expected during 2004, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that New CF&I would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs, and if available, that such financing would be on terms as favorable to

New CF&I as that provided by Oregon Steel. The failure of either New CF&I or Oregon Steel to maintain their current financing arrangements would likely have a material adverse impact on New CF&I and CF&I.

       As of December 31, 2003, New CF&I, CF&I, and C&W are borrowers under the Oregon Steel Credit Agreement, which will expire on June 30, 2005. At December 31, 2003, $5.0 million was restricted under the Credit Agreement, $16.0 million was restricted under the outstanding letters of credit, and $43.8 million was available for use. The Credit Agreement is secured primarily by the borrowers' accounts receivable and inventory in addition to certain equity and intercompany interests of the borrowers. Amounts under the Credit Agreement bear interest based on either (1) the prime rate plus a margin ranging from 0.25% to 1.00%, or
(2) the adjusted LIBO rate plus a margin ranging from 2.50% to 3.25%. Unused commitment fees range from 0.25% to 0.50%. During the year, short-term borrowings ranged from zero to $17 million, at an interest rate of approximately 5%. As of December 31, 2003, there was no outstanding balance due under the Credit Agreement. Had there been an outstanding balance, the average interest rate for the Credit Agreement would have been 5.0%. The unused line fees were 0.75%. The margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on a quarterly leverage ratio. The Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, a borrowing availability limitation relating to inventory, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. Although New CF&I, CF&I and C&W are borrowers under the Oregon Steel Credit Agreement, New CF&I, CF&I and C&W generally borrow directly from Oregon Steel as discussed above.

       During 2003, New CF&I expended (exclusive of capital interest) approximately $11.6 million on capital projects. Despite the unfavorable results for 2003, caused principally by a $31.1 million recognition of labor dispute settlement charges and impairment of fixed and other assets of $9.1 million, New CF&I has been able to satisfy its needs for working capital and capital expenditures through operating income and in part through its ability to secure adequate financing arrangements with Oregon Steel. New CF&I believes that its anticipated needs for working capital and capital expenditures for the next twelve months will be met from funds generated from operations, and if necessary, from the available credit facility with Oregon Steel.

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

        CF&I anticipates that it will ship approximately 370,000 tons of rail, and approximately 470,000 tons of rod and bar products. Seamless pipe shipments will be dependent on market conditions in the drilling industry. CF&I anticipates that product category average selling prices in 2004 will be higher than those of 2003, although higher raw material and energy costs are expected to somewhat reduce the positive impact of higher selling prices on the operating income for New CF&I. Accordingly, New CF&I expects consolidated operating income to be higher in 2004 versus 2003. New CF&I expects liquidity to remain adequate through 2004 unless there is a substantial negative change in overall economic markets.

NEW ACCOUNTING PRONOUNCEMENTS

       See Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements" for New CF&I and "Notes to Financial Statements for CF&I".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       The following discussion of market risks necessarily includes forward-looking statements. Actual changes in market conditions may cause actual results to differ materially, including, but not limited to: changes in income or cash flows requiring significant changes in the use of debt instruments or the cash flows associated with them, or changes in commodity market conditions affecting availability of materials in ways not predicted by New CF&I.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
New CF&I, Inc.:

We have audited the accompanying consolidated balance sheet of New CF&I, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2003, and the related consolidated statements of income, changes in stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of New CF&I, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Portland, Oregon
March 5, 2004

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of New CF&I, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(ii) present fairly, in all material respects, the financial position of New CF&I, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(v) on page 51 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of New CF&I's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 5 to the financial statements, New CF&I changed its method of accounting for goodwill in 2002.


PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
March    , 2004


                                 NEW CF&I, INC.
                           CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS EXCEPT FOR PER SHARE AND SHARE AMOUNTS)
                                                                                  DECEMBER 31,
                                                                   ------------------------------------------
                                                                       2003           2002            2001
                                                                   ----------      ----------       ---------
                                        ASSETS
Current assets:
      Cash and cash equivalents                                    $       5       $     289        $       3
      Trade accounts receivable, less allowance for
      doubtful accounts of $361, $1,811, and $1,972                   36,933          32,458           40,383
      Inventories                                                     35,028          46,104           36,058
      Deferred tax asset                                               3,396           4,841            3,965
      Other                                                            1,754             745              306
                                                                   ---------       ---------        ---------
           Total current assets                                       88,614          84,437           80,715
                                                                   ---------       ---------        ---------

Property, plant and equipment:
      Land and improvements                                            3,225           3,454            3,503
      Buildings                                                       19,852          19,886           19,959
      Machinery and equipment                                        270,772         260,791          254,316
      Construction in progress                                         6,030           5,151            3,178
                                                                   ---------       ---------        ---------
                                                                     299,879         289,282          280,956
      Accumulated depreciation                                      (137,622)       (111,469)         (93,019)
                                                                   ---------       ---------        ---------
           Net property, plant and equipment                         162,257         177,813          187,937
      Cost in excess of assets acquired, net                              --              --           31,863
      Intangibles, net                                                11,803          12,377           12,662
      Noncurrent deferred tax asset                                   37,766          32,786           24,349
      Minority interests                                              (6,969)         (4,402)          (3,099)
      Other assets                                                        --           2,302            2,307
                                                                   ---------       ---------        ---------
                                                                   $ 295,911       $ 314,117        $ 342,932
                                                                   =========       =========        =========

                                     LIABILITIES
Current liabilities:
      Current portion of long-term debt                            $      --       $      --        $   9,464
      Accounts payable                                                38,923          39,701           36,942
      Accrued expenses                                                19,199          20,895           24,478
                                                                   ---------       ---------        ---------
           Total current liabilities                                  58,122          60,596           70,884

Long-term debt                                                            --              --            5,072
Long-term debt -- Oregon Steel Mills, Inc.                           259,424         228,208          230,258
Environmental liability                                               24,885          27,488           28,465
Deferred employee benefits                                            27,659          18,080           11,899
                                                                   ---------       ---------        ---------
           Total liabilities                                         370,090         334,372          346,578
                                                                   ---------       ---------        ---------
Redeemable common stock, 26 shares
      issued and outstanding (Note 10)                                21,840          21,840           21,840
                                                                   ---------       ---------        ---------

Commitments and contingencies (Note 11)

                                STOCKHOLDERS' DEFICIT

Common stock, par value $1 per share, 1,000 shares
 authorized; 200 issued and outstanding                                    1               1                1
Additional paid-in capital                                            16,603          16,603           16,603
Accumulated deficit                                                 (108,423)        (55,208)         (40,570)
Accumulated other comprehensive loss:
      Minimum pension liability                                       (4,200)         (3,491)          (1,520)
                                                                   ---------       ---------        ---------
           Total stockholders' deficit                               (96,019)        (42,095)         (25,486)
                                                                   ---------       ---------        ---------
                                                                   $ 295,911       $ 314,117        $ 342,932
                                                                   =========       =========        =========

                 The accompanying notes are an integral part of the consolidated financial statements.


                                                   NEW CF&I, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                   (IN THOUSANDS)

                                                                          YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------------
                                                                 2003              2002             2001
                                                             ----------         ----------        --------------
SALES:
        Product sales                                        $ 340,658          $ 315,448          $ 291,993
        Freight                                                 15,274             14,259             16,646
        Electricity sales                                           --                 --              2,150
                                                             ---------          ---------          ---------
                                                               355,932            329,707            310,789

COSTS AND EXPENSES:
        Cost of sales                                          335,815            275,378            278,130
        Fixed and other asset impairment charges                 9,157                 --                 --
        Labor dispute settlement charges                        31,089                 --                 --
        Settlement of litigation                                    --                 --             (2,190)
        Gain on sale of assets                                  (2,155)            (1,108)               (19)
        Selling, general and administrative                     17,490             20,404             28,447
        Incentive compensation                                      --              1,561                 --
                                                             ---------          ---------          ---------
                                                               391,396            296,235            304,368
                                                             ---------          ---------          ---------

                  Operating income (loss)                      (35,464)            33,472              6,421

OTHER INCOME (EXPENSE):
        Interest expense                                       (24,087)           (25,393)           (28,470)
        Minority interests                                       2,567               (392)             1,193
        Other income, net                                          (52)               862                368
                                                             ---------          ---------          ---------
                  Income (loss) before income taxes            (57,036)             8,549            (20,488)

INCOME TAX BENEFIT (EXPENSE)                                     3,821             (4,117)             5,525
                                                             ---------          ---------          ---------
        Net income (loss) before accounting change             (53,215)             4,432            (14,963)
        Cumulative effect of change in accounting
             principle, net of tax, net of minority interest        --            (19,070)                --
                                                             ---------          ---------          ---------
                  NET LOSS                                   $ (53,215)         $ (14,638)         $ (14,963)
                                                             =========          =========          =========


               The accompanying notes are an integral part of the consolidated financial statements.



                                               NEW CF&I, INC.
                                    CONSOLIDATED STATEMENT OF CHANGES IN
                                            STOCKHOLDERS' DEFICIT
                            (IN THOUSANDS EXCEPT FOR PER SHARE AND SHARE AMOUNTS)

                                                                                    ACCUMULATED
                                                      ADDITIONAL                      OTHER
                                      COMMON STOCK     PAID-IN      ACCUMULATED     COMPREHENSIVE
                                     SHARES   AMOUNT   CAPITAL        DEFICIT          LOSS         TOTAL
                                    -------  ------  -----------   -------------   ------------  ---------
Balances, December 31, 2000            200     $ 1    $ 16,603     $(25,607)       $     -       $ (9,003)

     Net loss                            -       -           -      (14,963)             -        (14,963)
     Minimum pension
       liability adjustment              -       -           -            -         (1,520)        (1,520)
                                    ------     ---    --------     --------        -------       --------
BALANCES, DECEMBER 31, 2001            200       1      16,603      (40,570)        (1,520)       (25,486)

     Net loss                            -       -           -      (14,638)             -        (14,638)
     Minimum pension
       liability adjustment              -       -           -            -         (1,971)        (1,971)
                                    ------     ---    --------     --------        -------       --------
BALANCES, DECEMBER 31, 2002            200       1      16,603      (55,208)        (3,491)       (42,095)

     Net loss                            -       -           -      (53,215)             -        (53,215)
     Minimum pension
       liability adjustment              -       -           -            -           (709)          (709)
                                    ------     ---    --------    ---------        -------       --------
BALANCES, DECEMBER 31, 2003            200     $ 1    $ 16,603    $(108,423)       $(4,200)      $(96,019)
                                    ======     ===    ========    =========        =======       ========

            The accompanying notes are an integral part of the consolidated financial statements.


                                          NEW CF&I, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)

                                                                         YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------
                                                                    2003            2002          2001
                                                                -----------     -----------   -----------
Cash flows from operating activities:
     Net loss                                                    $ (53,215)     $ (14,638)     $ (14,963)
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Fixed and other asset impairment charges                     9,157             --             --
        Labor dispute settlement charges                            31,089             --             --
        Depreciation and amortization                               18,689         18,631         17,670
        Cumulative effect of change in accounting principle,
        net of tax and minority interest                                --         19,070             --
        Deferred income taxes, net                                  (3,535)         2,070         (7,056)
        Minority interests' share of income                         (2,567)           392         (1,270)
        Gain on sale of assets and investments                      (2,155)        (1,108)           (19)
        Other, net                                                  (3,628)        (1,247)        (3,905)
     Changes in assets and liabilities:
        Trade accounts receivable                                   (3,025)         8,086          5,102
        Inventories                                                 10,142        (10,046)        12,571
        Accounts payable                                              (778)         2,759         (5,740)
        Accrued expenses & employee benefits                            34          2,598          6,762
        Other                                                          342         (2,535)        (1,621)
                                                                 ---------      ---------      ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                         550         24,032          7,531
                                                                 ---------      ---------      ---------

Cash flows from investing activities:
     Additions to property, plant and equipment                    (11,648)        (8,562)        (7,899)
     Proceeds from disposal of property and equipment                1,932          1,112            164
     Other, net                                                        906            290             43
                                                                 ---------      ---------      ---------
     NET CASH USED BY INVESTING ACTIVITIES                          (8,810)        (7,160)        (7,692)
                                                                 ---------      ---------      ---------

Cash flows from financing activities:
     Borrowings from Oregon Steel Mills, Inc.                      148,792        137,163        141,434
     Payments to Oregon Steel Mills, Inc.                         (140,748)      (139,213)      (132,650)
     Payment of long-term debt                                         (68)       (14,536)        (8,625)
                                                                 ---------      ---------      ---------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                7,976        (16,586)           159
                                                                 ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents                  (284)           286             (2)
Cash and cash equivalents at the beginning of year                     289              3              5
                                                                 ---------      ---------      ---------
Cash and cash equivalents at the end of year                     $       5      $     289      $       3
                                                                 =========      =========      =========

Supplemental disclosures of cash flow information:
Cash paid for:
-------------
     Interest                                                    $  24,478      $  26,085      $  28,812


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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the 95.2% interest in CF&I and the Colorado and Wyoming Railway Company ("C&W"), a wholly owned subsidiary. All significant intercompany transactions and account balances have been eliminated.

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

CONCENTRATIONS OF CREDIT RISK

       Financial instruments that potentially subject New CF&I to concentrations of credit risk consist principally of trade receivables. New CF&I believes that risk of loss on its trade receivables is reduced by ongoing credit evaluation of customer financial condition and requirements for collateral, such as letters of credit and bank guarantees.

INVENTORIES

        New CF&I's inventory consists of raw materials, semi-finished, finished products and operating stores and supplies. At December 31, 2003, inventory was approximately $35.0 million. Effective January 1, 2003, New CF&I changed the method of computing the market valuation of inventories in applying the lower of manufacturing cost or market (LCM) accounting policy. Under the new accounting method, New CF&I evaluates the market value of its inventory for potential LCM write-downs at the product group level. New CF&I believes this change is preferable because it better reflects a more precise measure of expense in the period in which an impairment in value is identified. As of December 31, 2003, New CF&I recognized approximately $0.7 million of LCM charges. Under New CF&I's past practices, there would not have been an impairment charge during this period. Manufacturing cost is determined using the average cost method.

PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are stated at cost, including interest capitalized during construction of $529,600, $164,600, and $325,000 in 2003, 2002 and 2001, respectively. Depreciation is determined using principally the straight-line and the units of production methods over the estimated useful lives of the assets. The original cost of machinery, which is being depreciated using the units of production method, is approximately $35 million. Total finished goods production for the years ended 2003, 2002, and 2001 were 894,000 tons, 852,000 tons, and 748,000 tons, respectively. The estimated useful lives of most of New CF&I's operating machinery and equipment are from 20 to 30 years. Maintenance and repairs are expensed as incurred and costs of improvements are capitalized. Major maintenance and repair expenses for 2003, 2002, and 2001 were $28.9 million, $26.3 million, and $23.8 million, respectively. Upon disposal, cost and accumulated depreciation are removed from the accounts and gains or losses are reflected in results of operations.

GOODWILL AND INTANGIBLE ASSETS

       In accordance with SFAS No. 142, goodwill is not amortized, but is reviewed at least annually for impairment. New CF&I does not have any goodwill recorded as of December 31, 2003. Intangible assets consisted of proprietary technology and water rights at CF&I, presented at cost, net of accumulated amortization. The proprietary technology is amortized over the estimated useful life of sixteen years using the straight-line method, and the water rights are considered indefinite lived.

IMPAIRMENT OF LONG-LIVED ASSETS

       When events or circumstances indicate the carrying value of a long-lived asset may be impaired, New CF&I uses an estimate of the future undiscounted cash flows to be derived from the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset's net book value, New CF&I then considers estimated fair market value versus carrying value in determining any potential impairment. Impairment charges of $9.1 million were recorded in the second quarter of 2003 related to the impairment of a furnace and other assets at the Pueblo Mill, as discussed in Note 12.

INCOME TAXES

       Deferred income taxes are provided for temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when it is estimated to be more likely than not that some portion of the deferred tax assets will not be realized. Income taxes are allocated in accordance with a tax allocation agreement between Oregon Steel and New CF&I. A consolidated tax return is filed by Oregon Steel.

DERIVATIVE FINANCIAL INSTRUMENTS

       Effective January 1, 2001, New CF&I adopted SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", which requires that all derivative instruments be recorded on the balance sheet at fair value. The adoption of SFAS No. 133 did not have a material effect on New CF&I's results of operations or its financial position. New CF&I did not have any derivative financial instruments outstanding at the time of adoption. See disclosure regarding financial instruments in Note 7.

SEGMENT REPORTING

        In accordance with the criteria of SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", New CF&I operates in a single reportable segment, the steel industry. All of the products of New CF&I are steel products in finished or semi-finished form. Production is the standard "mini-mill" process where electric arc furnaces are used to melt raw material and other metallics. Liquid steel is cast and cooled, then reheated for additional forming. New CF&I markets and sells the majority of its products through its own sales organization to customers primarily in the transportation, construction, or oil and gas industries. New CF&I distributes product to various locations in the United States, Canada and Mexico, and as appropriate, through foreign sales agents.

SHIPPING AND HANDLING COST

       All shipping costs billed to customers is recorded as revenue with the related cost being recorded under cost of sales. Internal handling costs incurred to store, move, or prepare goods for shipments are recorded under Selling, General, and Administrative expenses. For the years of 2003, 2002, and 2001, internal handling costs were $3.0 million, $3.0 million and $4.1 million, respectively.

RECLASSIFICATIONS

       Certain reclassifications have been made in prior years to conform to the current year presentation. Such reclassifications do not affect results of operations as previously reported.

COMPREHENSIVE LOSS

       Comprehensive loss was $53,924,000, $16,609,000, and $16,483,000 for
2003, 2002, and 2001, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

       In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement requires that New CF&I record a liability for the fair value of an asset retirement obligation when New CF&I has a legal obligation to remove the asset. SFAS No. 143 is effective for New CF&I beginning January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the consolidated financial statements.

       In November 2002, the FASB issued Interpretation No. ("FIN") 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS." It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for the year ending December 31, 2002, which expand the disclosures required by a guarantor about its obligations under a guarantee. New CF&I will record the fair value of future material guarantees, if any.

       In January 2003, the FASB issued FIN 46 (revised December 2003), "CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51," ("FIN 46R") which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46R applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after March 31, 2004. Since no variable interest entities have been created since January 31, 2003, and New CF&I has no existing variable interest entities created prior to this date, the application of FIN 46R had no effect on New CF&I's financial position and results of operations at December 31, 2003.

       In May 2003, the FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." SFAS No. 150 changes the accounting for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the consolidated financial statements.

       In December 2003, the FASB issued SFAS No. 132 (revised), "EMPLOYER'S DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS." SFAS No. 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. SFAS No. 132 (revised) retains and revises the disclosure requirement contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS No. 132 (revised) generally is effective for fiscal years ending after December 15, 2003. New CF&I discloses the requirements of SFAS No. 132 (revised) in Note 9 to the Consolidated Financial Statements.

3.     INVENTORIES

       Inventories were as follows at December 31:

                                                 2003       2002        2001
                                              -------     -------     --------
                                                       (IN THOUSANDS)

           Raw materials                     $  5,183    $  5,536     $  9,711
           Semi-finished product                5,683      11,325        9,610
           Finished product                    12,916      17,420        9,752
           Stores and operating supplies       11,246      11,823        6,985
                                             --------    --------     --------
               Total inventories             $ 35,028    $ 46,104     $ 36,058
                                             ========    ========     ========

4.     ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                 2003         2002         2001
                                                 ----         ----         ----
                                                        (IN THOUSANDS)

          Accrued payroll and benefits          6,291        6,577        5,692
          Accrued environmental                 3,918        4,972        3,939
          Accrued labor dispute settlement      3,287            -            -
          Accrued property taxes                2,800        2,744        2,316
          Accrued payables and expenses         2,236        5,953        7,160
          Accrued defined benefit plan and
            post-retirement obligations           606          608        4,998
          Other                                    61           41          373
                                              -------       -------     -------
               Total accrued expenses         $19,199       $20,895     $24,478
                                              =======       =======     =======


5.     DEBT, FINANCING ARRANGEMENTS AND LIQUIDITY

       Borrowing requirements for capital expenditures and working capital have been provided through two revolving loans from Oregon Steel to New CF&I. The loans include interest on the daily amount outstanding, paid monthly, at the rate of 10.65%. The principal is due on demand or, if no demand, on the due date of the notes. The loans are classified as Long-term, based upon the intent of Oregon Steel to extend the maturity date of the loans. See Note 14 for discussion of the resultant transactions.

       At December 31, 2003, principal payments on long-term debt were due as follows (in thousands):

                                     2005 and beyond        $259,424
                                                            ======== \

        New CF&I's net loss in 2003 included the Labor Dispute Settlement charges of $31.1 million, the fixed asset impairment charge of $9.1 million and the interest paid by New CF&I to Oregon Steel for its financing. New CF&I has been able to fulfill its needs for working capital and capital expenditures due, in part, to the financing arrangement with Oregon Steel. New CF&I expects that operations will continue for 2004, with the realization of assets, and discharge of liabilities in the ordinary course of business. New CF&I believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to New CF&I and, although the demand for repayment of the obligation in full is not expected during 2004, Oregon Steel may demand repayment of the loans at any time. If Oregon Steel were to demand repayment of the loans, it is not likely that New CF&I would be able to obtain the external financing necessary to repay the loans or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to New CF&I.


6.     GOODWILL AND INTANGIBLE ASSETS

       Effective January 1, 2002, New CF&I adopted SFAS No.142, "GOODWILL AND OTHER INTANGIBLE ASSETS." As part of this adoption, New CF&I ceased amortizing all goodwill and assessed goodwill for possible impairment. As required under the transitional accounting provisions of SFAS No. 142, New CF&I completed the steps required to identify and measure goodwill impairment at each reporting unit. The reporting units were measured for impairment by comparing implied fair value of the reporting units' goodwill with the carrying amount of the goodwill. As a result, the entire goodwill at CF&I was written off in the amount of $31.9 million, and a net charge of $19.1 million (after tax and minority interest) was recognized as a cumulative effect of a change in accounting principle during the first quarter of 2002. Historical earnings and applying an earnings multiple resulted in the identification of an impairment that was recognized. The implementation of SFAS No. 142 required the use of judgements, estimates and assumptions in the determination of fair value and impairment amounts related to the required testing. Prior to adoption of SFAS No. 142, New CF&I had historically evaluated goodwill for impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which did not result in an indicated impairment.

       Additionally, pursuant to SFAS No. 142, New CF&I completed its reassessment of finite and indefinite intangible asset lives, which consists of proprietary technology and water rights at CF&I. Based on this reassessment, no adjustment was needed on the proprietary technology or the water rights. New CF&I does not have any other acquired intangible assets, whether finite or indefinite lived assets. Listed below are details of the goodwill and intangibles of New CF&I, including a schedule of what adjusted loss would have been if amortization had not taken place for the year ended December 31, 2001.

       The following adjusts reported net loss to exclude goodwill amortization for the year ended December 31, 2001:

                                                                                                            2001
                                                                                                            ----


    Goodwill amortization                                                                                $ (1,020)
                                                                                                         ========

    Net loss
    Add back: Goodwill amortization net of tax, net of minority interest                                  (14,963)
                                                                                                              576
                                                                                                         --------
    Adjusted net loss                                                                                    $(14,387)
                                                                                                         ========


       The carrying amount of intangible assets and the associated amortization expenses are as follows:

                                                                               AS OF DECEMBER 31, 2003
                                                                        -----------------------------------------
                                                                        GROSS CARRYING                ACCUMULATED
                                                                            AMOUNT                   AMORTIZATION
                                                                        --------------               ------------
                                                                                       (IN THOUSANDS)
    AMORTIZED INTANGIBLE ASSETS:
    ----------------------------
         Proprietary technology (FN1)                                       $ 1,653                       $(808)
         Water rights (FN2)                                                 $11,523                       $(565)

    AGGREGATE AMORTIZATION EXPENSE:                                           2003                         2002
    -------------------------------                                           ----                         ----

         For the year ended                                                    $116                       $ 122

    ESTIMATED AMORTIZATION EXPENSE:
    -------------------------------
        For the year ended 12/31/04                                                       $110
        For the year ended 12/31/05                                                       $110
        For the year ended 12/31/06                                                       $110
        For the year ended 12/31/07                                                       $110
        For the year ended 12/31/08                                                       $110

-----------
(FN1) Weighted average amortization period is 16 years.
(FN2) In accordance with SFAS No. 142, New CF&I ceased amortization in 2001.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

       The estimated fair value of New CF&I's financial instruments at December 31 were as follows:

                                                  2003                           2002                          2001
                                      ------------------------------ ----------------------------- ------------------------------
                                        CARRYING          FAIR         CARRYING         FAIR          CARRYING         FAIR
                                         AMOUNT          VALUE          AMOUNT          VALUE          AMOUNT          VALUE
                                      -------------- --------------- -------------- -------------- --------------- --------------
                                                                            (IN THOUSANDS)

Cash and cash equivalents               $     5         $     5        $   289        $   289         $     3        $     3
Long-term debt, including
    current portion                           -               -              -              -          14,536         14,494



       The carrying amount of cash and cash equivalents approximate fair value due to their short maturity. The fair value of long-term debt to external parties is estimated by discounting future cash flows based on New CF&I's incremental borrowing rate for similar types of borrowing arrangements. Disclosure of the favorable of related party obligations is, by nature of the obligation, not deemed practicable given the related party nature.

8.     INCOME TAXES

       The income tax benefit (expense) consisted of the following:

                                        2003        2002          2001
                                        ----        ----          ----
                                                (IN THOUSANDS)
Current:
    Federal                          $   768      $  (738)     $  (471)
    State                                (10)        (119)         (81)
                                     -------      -------      -------
                                         758         (857)        (552)
                                     -------      -------      -------


Deferred:
    Federal                            5,918       (1,684)       5,472
    State                             (2,855)      (1,576)         605
                                     -------      -------      -------
                                       3,063       (3,260)       6,077
                                     -------      -------      -------
Income tax benefit (expense)         $ 3,821      $(4,117)     $ 5,525
                                     =======      =======      ====--=

       A reconciliation of the statutory rate to the effective rate on income
(loss) before income taxes is as follows:

                                                 2003         2002        2001
                                                 ----         ----        ----

Federal                                         35.0%       (35.0)%       35.0%
State, net                                      (0.3)       (12.1)        (4.3)
Permanent differences                            0.1          0.1           --
Change in valuation allowance - federal        (28.1)          --           --
Other                                             --         (1.2)        (3.8)
                                              ------        -----         ----
                                                 6.7%       (48.2)%       26.9%
                                              ======        =====         ====

       The current and noncurrent components of the net deferred tax assets at December 31 were as follows:


                                                            2003          2002          2001
                                                            ----          ----          ----
                                                                      (IN THOUSANDS)
Net current deferred tax asset:
    Assets:
         Inventories                                      $    833      $    706      $    921
         Accrued expenses                                    1,721         3,305         2,284
         Allowance for doubtful accounts                       842           830           760
                                                          --------      --------      --------
Net current deferred tax asset                            $  3,396      $  4,841      $  3,965
                                                          ========      ========      ========

Net noncurrent deferred tax asset:
    Assets:
        Net operating loss carryforward                   $ 63,191      $ 57,624      $ 61,165
        Environmental liability                             13,144        13,342        11,960
        State tax credits                                    2,192         5,754         5,565
        Pension liability adjustment                         2,759         2,288           978
        Deferred liabilities                                11,498            --            --
        Other                                                8,906         6,151         5,187
                                                          --------      --------      --------
                                                           101,691        85,159        84,855
        Valuation allowance                                (22,965)       (5,162)       (3,424)
                                                          --------      --------      --------
                                                            67,227        79,997        81,431
                                                          --------      --------      --------

     Liabilities:
         Property, plant and equipment                      40,959        47,211        47,773
         Costs in excess of net assets acquired                 --            --         9,309
                                                          --------      --------      --------
                                                            40,959        47,211        57,082
                                                          --------      --------      --------
Net noncurrent deferred tax asset                         $ 37,766      $ 32,786      $ 24,349
                                                          ========      ========      ========


       At December 31, 2003, 2002 and 2001, New CF&I included in accounts payable amounts due (from) to Oregon Steel of $(1,000), $830,000 and $1,336,000, respectively, related to income taxes.

       At December 31, 2003, New CF&I had state tax credits of $2.2 million related to enterprise zone credits for eligible completed capital projects, expiring 2008 through 2015.

       At December 31, 2003, New CF&I had $161.8 million in federal net operating loss carryforwards expiring in 2010 through 2023. In addition, New CF&I has $163.4 million in state net operating loss carryforwards expiring in 2004 through 2023.

       Oregon Steel files its income tax return as part of a consolidated group, for which a formal tax allocation agreement exists. As a subsidiary of Oregon Steel, New CF&I is included in the consolidated group and thus does not file a separate tax return. Under the terms of the tax allocation agreement, each subsidiary of Oregon Steel is required to compute its separate tax liability as if it had filed a separate tax return and pay such amount to Oregon Steel. Also, each subsidiary will be compensated by Oregon Steel to the extent that tax benefits generated by the subsidiary provided a benefit on a consolidated basis. On this basis, New CF&I computes its stand alone tax assets and liabilities, and reflects such balances in its consolidated balance sheets.

        New CF&I maintained a valuation allowance of $23.0 million, $5.2 million and $3.4 million at December 31, 2003, 2002, and 2001, respectively, for federal and state net operating loss carryforwards, alternative minimum tax credits and state tax credit carryforwards. The valuation allowance increased by $17.8 million from 2002 to 2003, and increased by $1.8 million from 2001 to 2002. SFAS No. 109, "ACCOUNTING FOR INCOME TAXES," requires that tax benefits for federal and state net operating loss carryforwards, alternative minimum tax credits and state tax credit carryforwards be recorded as an asset to the extent that management assesses the utilization of such assets to be "more likely than not;" otherwise, a valuation allowance is required to be recorded. Based on this guidance, New CF&I has recorded a valuation allowance in 2003 due to uncertainties regarding the realization of these deferred tax assets. New CF&I will continue to reevaluate the need for a valuation allowance in the future. As part of its realizability analysis, New CF&I factors in the tax situation of the entire Oregon Steel consolidated group. Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowance in the future.

9.     EMPLOYEE BENEFIT PLANS

PENSION PLANS

       New CF&I has noncontributory defined benefit retirement plans covering all eligible employees. The plans provide benefits based on participants' years of service and compensation. New CF&I funds at least the minimum annual contribution required by ERISA.


       The following table sets forth the funded status of the plans and the amounts recognized as of December 31:

                                                                         2003          2002           2001
                                                                         ----          ----           ----
                                                                                  (IN THOUSANDS)
Change in benefit obligation:
  Projected benefit obligation at January 1                            $ 29,807      $ 26,211      $ 22,487
  Service cost                                                            2,145         1,762         1,528
  Interest cost                                                           1,972         1,796         1,647
  Benefits paid                                                          (1,206)       (1,058)       (1,072)
  Actuarial loss                                                          5,195         1,096         1,621
                                                                       --------      --------      --------
  Projected benefit obligation at December 31                            37,913        29,807        26,211
                                                                       --------      --------      --------

Change in plan assets:
  Fair value of plan assets at January 1                                 18,083        16,167        17,721
  Actual return (loss) on plan assets                                     4,592        (1,426)         (778)
  Company contribution                                                     --           4,400           296
  Benefits paid                                                          (1,206)       (1,058)       (1,072)
                                                                       --------      --------      --------
  Fair value of plan assets at December 31                               21,469        18,083        16,167
                                                                       --------      --------      --------

Projected benefit obligation in excess of plan assets                   (16,444)      (11,724)      (10,044)
Unrecognized net loss                                                     9,137         7,474         3,746
                                                                       --------      --------      --------
Net amount recognized                                                    (7,307)       (4,250)       (6,298)
Minimum liability                                                        (7,261)       (6,021)       (2,575)
                                                                       --------      --------      --------
Total pension liability recognized in consolidated balance sheet       $(14,568)     $(10,271)     $ (8,873)
                                                                       ========      ========      ========

                                      -30-

                                               2003       2002          2001
                                               ----       ----          ----
                                                     (IN THOUSANDS)
Components of net periodic benefit cost:
  Service cost                              $ 2,145      $ 1,762      $ 1,528
  Interest cost                               1,972        1,796        1,647
  Expected return on plan assets             (1,570)      (1,349)      (1,461)
  Recognized losses                             510          143           --
                                            -------      -------      -------
Net periodic pension cost                   $ 3,057      $ 2,352      $ 1,714
                                            =======      =======      =======

       The accumulated benefit obligation as of December 31, 2003 and 2002 was $36.0 million and $28.4 million, respectively. The minimum employer contribution for 2003, due in 2004 is $31,000. New CF&I believes $31,000 will also be its 2004 contribution.

       Assets are invested to maximize returns and minimize the risk to the participants in the plans. This strategy also involves monitoring investment portfolios to ensure appropriate diversification of assets and performance. New CF&I has established targeted asset allocations for the portfolios. These targets do not represent strict requirements, but are intended as general guidelines. The plans do not invest in securities of Oregon Steel. The targeted allocation percentages for 2003 were: 48% U.S. equity, 12% non-U.S. equity, 18% fixed income securities, 10% real estate, and 12% absolute return strategies. Plan assets are invested as follows as of December 31:


                                                    2003          2002
                                                    ----          ----
                                                       (IN THOUSANDS)
Information about plan assets:
   Cash                                             0.0%          1.9%
   Corporate stocks                                 0.0%         11.1%
   Fixed income securities                         17.0%         18.8%
   Real estate funds                                8.8%          9.7%
   Mutual funds - domestic equities                48.2%         32.8%
   Mutual funds - international equities           14.9%         12.8%
   Absolute return strategy funds                  11.1%         12.9%
                                                  ------        ------
   Total plan assets                              100.0%        100.0%
                                                  ======        ======

       As a result of continuing declines in interest rates, partially offset by favorable investment returns of New CF&I's defined benefit pension plans' assets, New CF&I increased the minimum pension liability at December 31, 2003 by $0.7 million after tax effect. The total additional liability is shown as a component of accumulated other comprehensive loss.

       The following table sets forth the significant actuarial assumptions for the pension plans:

                                                       NET BENEFIT OBLIGATION
                                                      ------------------------
                                                      2003      2002      2001
                                                      ----      ----      ----

Discount rate                                         6.0%      6.8%      7.0%
Rate of increase in future compensation levels        4.0%      4.0%      4.0%
Expected long-term rate of return on plan assets      8.5%      8.5%      8.5%

       The expected long-term rate of return on pension plan assets represents the weighted average asset return for each forecasted asset class return over several market cycles.

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

       New CF&I provides certain health care and life insurance benefits for substantially all of its retired employees. Employees are generally eligible for benefits upon retirement after completion of a specified number of years of service. The benefit plans are unfunded.

       The following table sets forth the unfunded status and the amounts recognized at December 31:

                                                                          2003         2002           2001
                                                                          -----        ----           ----
                                                                                  (IN THOUSANDS)
Change in benefit obligation:
   Accumulated postretirement benefit obligation at January 1          $ 12,520      $ 10,427      $  9,659
   Service cost                                                             161           118           113
   Interest cost                                                            819           705           700
   Benefits paid                                                           (608)         (598)         (475)
   Plan amendment                                                            --            --            --
   Actuarial loss                                                           885         1,868           430
                                                                       --------      --------      --------
   Accumulated postretirement benefit obligation at December 31          13,777        12,520        10,427
                                                                       ========      ========      ========

Accumulated benefit obligation in excess of plan assets                 (13,777)      (12,520)      (10,427)
Unrecognized prior service cost                                             389           460           531
Unrecognized net loss                                                     4,253         3,643         1,872
                                                                       --------      --------      --------
Postretirement liability recognized in consolidated balance sheet      $ (9,135)     $ (8,417)     $ (8,024)
                                                                       ========      ========      ========

Components of net periodic benefit cost:
  Service cost                                                              161           118           113
  Interest cost                                                             819           705           700
  Recognized losses                                                         275            97            69
  Recognized prior service cost                                              71            71            71
                                                                       --------      --------      --------

Net periodic pension cost                                              $  1,326      $    991      $    953
                                                                       ========      ========      ========


       The 2003 changes in Medicare regulations do not apply to New CF&I's postretirement medical benefits because the plan provides only a fixed benefit to retirees.

       The discount rate used for the plans in determining the accumulated postretirement benefit obligation was 6.0%, 6.8% and 7.0% for 2003, 2002 and 2001, respectively. The benefits of these plans are not subject to health care cost trend rates.

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

       New CF&I has qualified Thrift (401(k)) plans for eligible employees under which New CF&I matches, depending on the plan, 50% of the first 4%, or 25% of the first 6% of the participants' deferred compensation. New CF&I's contribution expense in 2003, 2002 and 2001 was $343,000, $350,000 and $264,000,
respectively.

10.     SALES OF REDEEMABLE COMMON STOCK

       In June 1994, the Board of Directors approved an increase in New CF&I's authorized $1 par value common stock from 100 to 1,000 shares. In August 1994, New CF&I sold a 10% equity interest to a subsidiary of Nippon Steel Corporation ("Nippon"). On November 15, 1995, a 74% stock dividend was declared, increasing Oregon Steel's holding of Oregon Steel's common stock to 174 shares.

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

       In connection with the acquisition of the steelmaking and finishing facilities located at Pueblo, Colorado ("Pueblo Mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the CDPHE finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At December 31, 2003, the accrued liability was $28.8 million, of which $24.9 million was classified as non-current on the consolidated balance sheet.

       The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the second quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the "State Consent Decree"). The State Consent Decree provided for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services. CF&I is also required to make certain capital improvements expected to cost approximately $25 million, including converting to the new single New Source Performance Standards Subpart AAa ("NSPS AAa") compliant furnace discussed below. The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration ("PSD") air permit. CF&I applied for the PSD permit in April 2002 and the draft permit was issued for public comment on October 2, 2003.

       In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals. The issue has been resolved by entry of a Consent Decree on November 26, 2003, and the Tenth Circuit dismissed the appeal on December 10, 2003. In that Consent Decree and overlapping with the commitments made to the CDPHE described above, CF&I committed to the conversion to the new NSPS AAa compliant furnace (demonstrating full compliance 21 months after permit approval and expected to cost, with all related emission control improvements, approximately $25 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures.

       In response to the CDPHE settlement and the resolution of the EPA action, CF&I expensed $2.8 million in 2001 for possible fines and non-capital related expenditures. As of December 31, 2003, the accrued liability was approximately $600,000.

       In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. This permit was modified in April 2002 to incorporate the longer compliance schedule that is part of the settlement with the CDPHE and the EPA. In September 2002, CF&I submitted a request for a further extension of certain Title V compliance deadlines, consistent with a joint petition by the State and CF&I for an extension of the same deadlines in the State Consent Decree. This modification gives CF&I adequate time (at least 15 1/2 months after CDPHE issues the PSD permit) to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and to a much lesser degree, if necessary, purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices. Pricing and availability of billets is subject to significant volatility.

       In a related matter, in April 2000, the Union filed suit in U.S. District Court in Denver, Colorado, asserting that New CF&I and CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. The Union sought declaratory judgement regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney's fees. On July 6, 2001, the presiding judge dismissed the suit. The 10th Circuit Court of Appeals on March 3, 2003 reversed the District Court's dismissal of the case and remanded the case for further hearing to the District Court. The parties to the above-referenced litigation have negotiated what purports to be an agreement to settle the labor dispute and all associated litigation, including that referenced above. See "Labor Matters" for a description of the settlement. If, for any reason, that settlement is not finalized, New CF&I does not believe the suit will have a material adverse effect on its results of operations, however, the result of litigation such as this is difficult to predict and an adverse outcome with significant penalties is possible.

LABOR MATTERS
CF&I LABOR DISPUTE AND RESULTANT LITIGATION

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

       On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of December 31, 2003, approximately 819 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At December 31, 2003, approximately 131 Unreinstated Employees remain unreinstated.

       On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, CF&I has been returning unreinstated strikers to jobs, as positions became open. As noted above, there were approximately 131 Unreinstated Employees as of December 31, 2003. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded in February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law supports its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees.

       In the event there is an adverse determination on these issues, Unreinstated Employees could be entitled to back pay, including benefits, plus interest, from the date of the Union's unconditional offer to return to work through the date of their reinstatement or a date deemed appropriate by the NLRB or an appellate court. The number of Unreinstated Employees entitled to back pay may be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Back pay is generally determined by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable working conditions and compensation. Any estimate of the potential liability for back pay will depend significantly on the ability to assess the amount of interim wages earned by these employees since the beginning of the strike, as noted above. Due to the lack of accurate information on interim earnings for both reinstated and Unreinstated Employees and sentiment of the Union towards CF&I, it is not currently possible to obtain the necessary data to calculate possible back pay. In addition, the NLRB's findings of misconduct by the Union may mitigate any back pay award with respect to any Unreinstated Employees proven to have taken part or participated in acts of misconduct during and after the strike.

CF&I LABOR DISPUTE SETTLEMENT

       On January 15, 2004 CF&I announced a tentative agreement to settle the labor dispute between the Union and CF&I ("Settlement"). The Settlement is conditioned on, among other things, (1) its approval by shareholders of New CF&I, (2) ratification of a new collective bargaining agreement being executed between CF&I and the Union, (3) approval of the Settlement by the NLRB and the dismissal of cases pending before the NLRB related to the labor dispute and (4) various pending legal actions between New CF&I and CF&I and the Union being dismissed. The Settlement if approved will provide remedies for all outstanding unfair labor practices between CF&I and the Union and sets the stage for the ratification of a new five-year collective bargaining agreement. The Settlement includes the creation of a labor dispute settlement trust ("Trust") that will hold assets to be contributed by either Oregon Steel or CF&I. Assets of the Trust will include:
(1) four million shares of Oregon Steel's common stock, (2) a cash contribution of $2,500 for each beneficiary of the trust, estimated to be in total $2.5 million, and (3) beginning on the effective date of the Settlement, a ten year profit participation obligation consisting of 25% of CF&I operating income, as defined, not to exceed $3 million per year for years one through five and $4 million per year for years six through ten. The beneficiaries of the Trust are those individuals who (1) as of October 3, 1997 were employees of CF&I and represented by the Union, (2) as of December 31, 1997 had not separated, as defined, from CF&I and (3) are entitled to an allocation as defined in the Trust. The Settlement, certain elements of which will be effected through the new five-year collective bargaining agreement, also includes: (1) early retirement with immediate enhanced pension benefit where CF&I will offer bargaining unit employees an early retirement opportunity based on seniority until a maximum of 200 employees have accepted the offer, the benefit will include immediate and unreduced pension benefits for all years of service (including the period of the labor dispute) and for each year of service prior to March 3, 1993 (including service with predecessor companies) an additional monthly pension of $10, (2) pension credit for the period of the labor dispute whereby CF&I employees who went on strike will be given pension credit for both eligibility and pension benefit determination purposes for the period beginning October 3, 1997 and ending on the latest of said employees actual return to work, termination of employment, retirement or death, (3) pension credit for service with predecessor companies whereby for retirements after January 1, 2004, effective January 2, 2006 for each year of service prior to March 3, 1978 (including service with predecessor companies), CF&I will provide an additional monthly benefit to employees of $12.50, and for retirements after January 1, 2006, effective January 2, 2008 for each year of service between March 3, 1978 and March 3, 1993 (including service with predecessor companies), CF&I will provide an additional monthly benefit of $12.50, and (4) individuals who are members of the bargaining units as of October 3, 1997 will be immediately eligible to apply for and receive qualified long-term disability ("LTD") benefits on a go forward basis, notwithstanding the date of the injury or illness, service requirements or any filing deadlines. The Settlement also includes Oregon Steel's agreement to nominate a director designated by the Union on its Board of Directors, and to a broad based neutrality clause for certain of Oregon Steel's facilities in the future.

CF&I LABOR DISPUTE SETTLEMENT - ACCOUNTING

        CF&I has recorded a charge of $31.1 million in the fourth quarter of 2003 related to the Settlement, the final amount of which is dependent upon the price of Oregon Steel's common stock on the effective date of the Settlement. The charge consisted of (1) $23.2 million for the value of 4 million shares of Oregon Steel's common stock valued as of December 31, 2003, (2) the cash payment of $2.5 million noted above, and (3) $5.4 million accrual for the LTD benefits noted above. CF&I will adjust the amount of the common stock charge, either up or down, for the change in the price of the common stock between December 31, 2003 and the effective date of the Settlement. The accrual for the LTD benefits may also change, as better claims information becomes available. As employees accept the early retirement benefits, CF&I will record an additional charge totaling approximately $7.0 million related to these benefits. The enhancements to pension and post-retirement medical benefits for non-early retirees will be accounted for prospectively on the date at which plan amendments occur pursuant to the new five-year collective bargaining agreement in accordance with SFAS No. 87 and SFAS No. 106.

PURCHASE COMMITMENTS

         Effective February 2, 1993, CF&I entered into an agreement, which was subsequently amended on August 4, 1994, to purchase a base amount of oxygen produced at a facility located at the Pueblo Mill. The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at December 31, 2003 for this agreement was $118,000.

OPERATING LEASE COMMITMENTS

         At December 31, 2003, the future minimum lease payments under operating leases, primarily for real property, machinery and equipment, are $2,203,000 for 2004, $2,203,000 for 2005, $2,201,000 for 2006, $2,198,500 for 2007, $2,198,500
for 2008, and $2,715,000 for years beyond 2008.

GUARANTEES

         On July 15, 2002, Oregon Steel issued $305 million of 10% First Mortgage Notes due 2009 ("10% Notes") at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The proceeds of this issuance were used to redeem Oregon Steel's 11% First Mortgage Notes due 2003 (including interest accrued from June 16, 2002 until the redemption date of August 14, 2002), refinance its existing credit agreement, and for working capital and general corporate purposes. The existing credit agreement was replaced with a new $65 million credit facility that will expire on June 30, 2005.

          New CF&I and CF&I (collectively "Guarantors") guarantee the obligations of Oregon Steel under the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable and inventory.

         As of December 31, 2003, Oregon Steel, New CF&I, CF&I, and C&W are borrowers ("Borrowers") under a $65 million credit facility ("Credit Agreement"), which will expire on June 30, 2005, that is collateralized, in part, by certain equity and intercompany interests, accounts receivable and inventory of New CF&I and CF&I. At December 31, 2003, $5.0 million was restricted under the Credit Agreement, $16.0 million was restricted under the outstanding letters of credit, and $43.8 million was available for use. Amounts under the Credit Agreement bear interest based on either (1) the prime rate plus a margin ranging from

0.25% to 1.00%, or (2) the adjusted LIBO rate plus a margin ranging from 2.50% to 3.25%. Unused commitment fees range from 0.25% to 0.50%. During the year, short-term borrowings ranged from zero to $17 million, at an interest rate of approximately 5%. As of December 31, 2003, there was no outstanding balance due under the Credit Agreement. Had there been an outstanding balance, the average interest rate for the Credit Agreement would have been 5.0%. The unused line fees were 0.75%. The margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on a quarterly leverage ratio. The Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, a borrowing availability limitation relating to inventory, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. Oregon Steel cannot pay cash dividends without prior approval from the lenders. At December 31, 2003, the Borrowers were in compliance with the Credit Agreement covenants.

OTHER CONTINGENCIES

        New CF&I is party to various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters would not have a material adverse effect on the consolidated financial condition of New CF&I.

12.   ASSET IMPAIRMENTS

       As noted in Note 11 above, as part of the settlement with the CDPHE and the EPA, CF&I is required to install one new electric arc furnace, and thus the two existing furnaces with a combined melting and casting capacity of approximately 1.2 million tons through two continuous casters will be shut down. CF&I has determined that the new single furnace operation will not have the capacity to support a two caster operation and therefore CF&I has determined that one caster and other related assets have no future service potential. Accordingly, CF&I recorded a pre-tax impairment charge to earnings of $9.1 million in the quarter ended June 30, 2003. Of the impairment charge recognized, $8.1 million represented impairment of fixed assets and $1.0 million pertained to reduction of related stores items to net realizable value. Because it is believed the caster has no salvage value, the carrying value of the fixed assets was zero after the effect of the impairment charge.

13.    MAJOR CUSTOMERS

       CF&I had significant sales contracts to two rail customers, Burlington Northern Santa Fe Corporation, and Union Pacific Railroad which accounted for nearly 13% and 13%, respectively, of its total revenue in 2003 compared to 12% and 16%, respectively, of its total revenue in 2002. In addition, CF&I sold rod products to Davis Wire Corporation which accounted for 10% of its total revenue in 2003. No single customer or group of affiliated customers represented more than 10% of CF&I's sales revenue in 2001.

14.    RELATED PARTY TRANSACTIONS

OREGON STEEL MILLS, INC.

        New CF&I pays administrative fees to Oregon Steel for services it provides based on an allocation from Oregon Steel and reimburses Oregon Steel for costs incurred on behalf of New CF&I. The following table summarizes the transactions between New CF&I and Oregon Steel:

                                                         2003         2002          2001
                                                         ----         ----          ----
                                                                 (IN THOUSANDS)
Oregon Steel administrative fees                       $  3,916     $  3,414      $  3,855
Interest expense on notes payable to Oregon  Steel       24,562       24,602        26,963
Notes payable to Oregon Steel at December 31            259,424      228,208       230,258
Accounts payable to Oregon Steel at December 31          16,936       12,711        11,366

NIPPON STEEL CORPORATION

       In 1994, CF&I entered into an equipment supply agreement for purchase of deep head-hardened ("DHH") rail equipment from Nippon. Additionally, CF&I pays royalties to Nippon based on sales of DHH rail. CF&I has made payments on the DHH rail equipment and paid certain license and technical fees, and royalties. The following table summarizes the transactions between CF&I and Nippon:

                                                      2003      2002       2001
                                                      ----      ----       ----
                                                            (IN THOUSANDS)
Payments to Nippon for the year ended December 31    $618       $890      $1,210
Accounts payable to Nippon at December 31             361        262         403

15.    UNUSUAL AND NONRECURRING ITEMS

SETTLEMENT OF LITIGATION

       Operating income for 2001 includes a $2.2 million gain from a settlement of outstanding litigated claims with certain graphite electrode suppliers.

                          INDEPENDENT AUDITORS' REPORT





The Partners
CF&I Steel, L.P.:

We have audited the accompanying balance sheet of CF&I Steel, L.P. (a Delaware limited partnership) as of December 31, 2003, and the related statements of income, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of CF&I Steel, L.P. as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Portland, Oregon
March 5, 2004

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
CF&I Steel, L.P.


In our opinion, the financial statements listed in the index appearing under
Item 15(a)(vi) present fairly, in all material respects, the financial position of CF&I Steel L.P. at December 31, 2002, and 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(vii) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 6 to the financial statements, the Company changed its method of accounting for goodwill in 2002.


/s/ PRICEWATERHOUSECOOPERS LLP

March 3, 2003


                                                 CF&I STEEL, L.P.
                                                  BALANCE SHEETS
                                  (IN THOUSANDS EXCEPT FOR PER SHARE AND SHARE AMOUNTS)

                                                                        DECEMBER 31,
                                                          ----------------------------------------
                                                             2003            2002           2001
                                                          ----------   ---------------   ---------
                                          ASSETS
Current assets:
      Cash and cash equivalents                           $      --      $      --      $      --
      Trade accounts receivable, less allowance for
      doubtful accounts of $361, $1,811, and $1,972          35,544         31,036         38,178
      Inventories                                            34,729         45,829         35,824
      Other                                                   1,511            506             71
                                                          ---------      ---------      ---------
           Total current assets                              71,784         77,371         74,073
                                                          ---------      ---------      ---------

Property, plant and equipment:
      Land and improvements                                   3,219          3,449          3,498
      Buildings                                              18,459         18,496         18,570
      Machinery and equipment                               268,112        258,013        251,573
      Construction in progress                                6,030          5,150          3,178
                                                          ---------      ---------      ---------
                                                            295,820        285,108        276,819
      Accumulated depreciation                             (135,394)      (109,396)       (91,204)
                                                          ---------      ---------      ---------

           Net property, plant and equipment                160,426        175,712        185,615
                                                          ---------      ---------      ---------

      Cost in excess of net assets acquired, net                 --             --         31,863
      Intangibles, net                                       11,803         12,377         12,662
      Other assets                                               --          2,063          2,066
                                                          ---------      ---------      ---------
                                                          $ 244,013      $ 267,523      $ 306,279
                                                          =========      =========      =========


                                      LIABILITIES
Current liabilities:
      Current portion of long-term debt                   $      --      $      --      $   9,464
      Accounts payable                                       46,049         48,016         45,496
      Accrued expenses                                       18,713         16,232         22,245
                                                          ---------      ---------      ---------
           Total current liabilities                         64,762         64,248         77,205

Long-term debt                                                   --             --          5,072
Long-term debt -- Oregon Steel Mills, Inc.                  259,424        228,208        230,258
Long-term debt -- New CF&I, Inc.                             21,756         21,756         21,756
Environmental liability                                      24,885         27,488         28,465
Deferred employee benefits                                   27,659         18,080         11,899
                                                          ---------      ---------      ---------
           Total liabilities                                398,486        359,780        374,655
                                                          ---------      ---------      ---------

Commitments and contingencies (Note 9)

                                   PARTNERS' DEFICIT

General partner                                            (147,059)       (87,829)       (65,094)
Limited partners                                             (7,414)        (4,428)        (3,282)
                                                          ---------      ---------      ---------
                                                           (154,473)       (92,257)       (68,376)
                                                          ---------      ---------      ---------
                                                          $ 244,013      $ 267,523      $ 306,279
                                                          =========      =========      =========

                      The accompanying notes are an integral part of the financial statements

                                      -40-



                                                  CF&I STEEL, L.P.
                                                STATEMENTS OF INCOME
                                                   (IN THOUSANDS)

                                                                               YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------------
                                                                     2003             2002             2001
                                                                 ----------        ---------        ---------

SALES:
        Product sales                                             $ 333,401        $ 308,025        $ 285,366
        Freight                                                      15,274           14,259           16,646
        Electricity sales                                                --               --            2,150
                                                                  ---------        ---------        ---------
                                                                    348,675          322,284          304,162

COSTS AND EXPENSES:
        Cost of sales                                               330,664          270,121          273,186
        Fixed and other asset impairment charges                      9,157               --               --
        Labor dispute settlement charges                             31,089               --               --
        Settlement of litigation                                         --               --           (2,190)
        Gain on sale of assets                                       (2,012)          (1,109)             (19)
        Selling, general and administrative                          17,230           17,778           26,045
        Incentive compensation                                           --            1,561               --
                                                                  ---------        ---------        ---------
                                                                    386,128          288,351          297,022
                                                                  ---------        ---------        ---------

                  Operating income (loss)                           (37,453)          33,933            7,140

OTHER INCOME (EXPENSE):
        Interest expense                                            (25,165)         (26,648)         (30,127)
        Other income, net                                               462              862              367
                                                                  ---------        ---------        ---------
        Net income (loss) before accounting change                  (62,156)           8,147          (22,620)
        Cumulative effect of change in accounting
        principle                                                        --          (31,863)              --
                                                                  ---------        ---------        ---------
                  NET LOSS                                        $ (62,156)       $ (23,716)       $ (22,620)
                                                                  =========        =========        =========

                      The accompanying notes are an integral part of the financial statements


                                CF&I STEEL, L.P.
                             STATEMENT OF CHANGES IN
                                PARTNERS' DEFICIT
              (IN THOUSANDS EXCEPT FOR PER SHARE AND SHARE AMOUNTS)


                                          GENERAL         LIMITED
                                          PARTNER        PARTNERS        TOTAL
                                         ----------     ---------     ----------

BALANCES, DECEMBER 31, 2000              $ (43,443)     $ (2,189)     $ (45,632)

     Net loss                              (21,533)       (1,087)       (22,620)
     Minimum pension liability                (118)           (6)          (124)
                                         ---------      --------      ---------
BALANCES, DECEMBER 31, 2001              $ (65,094)     $ (3,282)     $ (68,376)

     Net loss                              (22,578)       (1,138)       (23,716)
     Minimum pension liability                (157)           (8)          (165)
                                         ---------      --------      ---------
BALANCES, DECEMBER 31, 2002              $ (87,829)     $ (4,428)     $ (92,257)

     Net loss                              (59,173)       (2,983)       (62,369)
     Minimum pension liability                 (57)           (3)           (60)
                                         ---------      --------      ---------
BALANCES, DECEMBER 31, 2003              $(147,059)     $ (7,414)     $(154,473)
                                         =========      ========      =========

               The accompanying notes are an integral part of the financial statements.

                                          CF&I STEEL, L.P.
                                      STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)
                                                                        YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                 2003             2002            2001
                                                              -----------     -----------    -------------
Cash flows from operating activities:
     Net loss                                                 $ (62,156)      $ (23,716)      $ (22,620)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
          Fixed and other asset impairment charges                9,157              --              --
          Labor dispute settlement charges                       31,089              --              --
          Depreciation and amortization                          18,409          18,373          17,624
          Cumulative effect of change in accounting
             principle                                               --          31,863              --
          Gain on sale of assets                                 (2,012)         (1,109)            (19)
          Other, net                                             (1,450)         (1,130)         (2,385)
        Changes in current assets and liabilities:
          Trade accounts receivable                              (3,058)          7,303           4,565
          Inventories                                            10,166         (10,005)         12,597
          Accounts payable                                       (1,967)          2,520          (8,079)
          Accrued expenses and deferred employee benefits         4,211             168           6,474
          Other                                                  (1,422)           (560)         (1,820)
                                                              ---------       ---------       ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                      967          23,707           6,337
                                                              ---------       ---------       ---------

Cash flows from investing activities:
     Additions to property, plant and equipment                 (11,781)         (8,523)         (6,705)
     Proceeds from disposal of property and equipment             1,932           1,112             164
     Other, net                                                     906             290              43
                                                              ---------       ---------       ---------
     NET CASH USED BY INVESTING ACTIVITIES                       (8,943)         (7,121)         (6,498)
                                                              ---------       ---------       ---------

Cash flows from financing activities:
     Borrowings from related parties                            148,792         137,163         141,434
     Payments to related parties                               (140,748)       (139,213)       (132,650)
     Payment of long-term debt                                        -         (14,536)         (8,625)
                                                              ---------       ---------       ---------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             7,976         (16,586)            159
                                                              ---------       ---------       ---------

Net decrease in cash and cash equivalents                            --              --              (2)
Cash and cash equivalents at the beginning of year                   --              --               2
                                                              ---------       ---------       ---------
Cash and cash equivalents at the end of year                  $      --       $      --       $      --
                                                              =========       =========       =========

Supplemental disclosures of cash flow information:
Cash paid for:
-------------
     Interest                                                 $  24,478       $  26,085       $  28,812

              The accompanying notes are an integral part of the financial statements.

                                      -43-

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

       On March 3, 1993, the inception date of CF&I's operations, New CF&I, Inc. ("New CF&I"), a then wholly-owned subsidiary of Oregon Steel Mills, Inc. ("Oregon Steel"), (1) issued 100 shares of common stock to Oregon Steel for $22.2 million in certain consideration and (2) as the general partner, acquired for $22.2 million a 95.2% interest in CF&I. The remaining 4.8% interest was acquired by the Pension Benefit Guaranty Corporation ("PBGC"), as a limited partner, with a capital contribution of an asset valued at $1.2 million. On October 1, 1997, Oregon Steel purchased PBGC's limited partnership interest in CF&I, and subsequently sold 0.5% to another shareholder in CF&I.

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

CONCENTRATIONS OF CREDIT RISK

       Financial instruments that potentially subject CF&I to concentrations of credit risk consist principally of trade receivables. CF&I believes that risk of loss on its trade receivables is reduced by ongoing credit evaluation of customer financial condition and requirements for collateral, such as letters of credit and bank guarantees.

INVENTORY

       CF&I's inventory consists of raw materials, semi-finished, finished products and operating stores and supplies. At December 31, 2003, inventory was approximately $34.7 million. Effective January 1, 2003, CF&I changed the method of computing the market valuation of inventories in applying the lower of manufacturing cost or market (LCM) accounting policy. Under the new accounting method, CF&I evaluates the market value of its inventory for potential LCM write-downs at the product group level. CF&I believes this change is preferable because it better reflects a more precise measure of expense in the period in which an impairment in value is identified. As of December 31, 2003, CF&I recognized approximately $0.7 million of LCM charges. Under CF&I's past practices, there would not have been an impairment charge during this period. Manufacturing cost is determined using the average cost method.


PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are stated at cost, including interest capitalized during construction of $529,600, $164,600, and $325,000 in 2003, 2002 and 2001, respectively. Depreciation is determined using principally the straight-line and the units of production methods over the estimated useful lives of the assets. The original cost of machinery, which is being depreciated using the units of production method, is approximately $35 million. Total finished goods production for the years ended 2003, 2002, and 2001 were 894,000 tons, 852,000 tons, and 748,000 tons, respectively. The estimated useful lives of most of CF&I's operating machinery and equipment are from 20 to 30 years. Maintenance and repairs are expensed as incurred and costs of improvements are capitalized. Major maintenance and repair expense for 2003, 2002, and 2001 were $28.9 million, $26.3 million, and $23.8 million, respectively. Upon disposal, cost and accumulated depreciation are removed from the accounts and gains or losses are reflected in results of operations.

GOODWILL AND INTANGIBLE ASSETS

       In accordance with SFAS No. 142, goodwill is not amortized, but is reviewed at least annually for impairment. CF&I does not have any goodwill recorded as of December 31, 2003. Intangible assets consisted of proprietary technology and water rights at CF&I, presented at cost, net of accumulated amortization. The proprietary technology is amortized over their estimated useful lives of sixteen years using the straight-line method, and the water rights are considered indefinite lived.

IMPAIRMENT OF LONG-LIVED ASSETS

       When events or circumstances indicate the carrying value of a long-lived asset may be impaired, CF&I uses an estimate of the future undiscounted cash flows to be derived from the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset's net book value, CF&I then considers estimated fair market value versus carrying value in determining any potential impairment. Impairment charges of $9.1 million were recorded in the second quarter of 2003 related to the impairment of a furnace and other assets at the Pueblo Mill, as discussed in Note 10.

DERIVATIVE FINANCIAL INSTRUMENTS

       Effective January 1, 2001, CF&I adopted SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", which requires that all derivative instruments be recorded on the balance sheet at fair value. The adoption of SFAS No. 133 did not have a material effect on CF&I's results of operations or its financial position. CF&I did not have any derivative financial instruments outstanding at the time of adoption. See disclosure regarding financial instruments in Note 7.

SHIPPING AND HANDLING COST

       All shipping costs billed to customers is recorded as revenue with the related cost being recorded under cost of sales. Internal handling costs incurred to store, move, or prepare goods for shipments are recorded under Selling, General, and Administrative expenses. For the years of 2003, 2002, and 2001, internal handling costs were $3.0 million, $3.0 million and $4.1 million, respectively.

RECLASSIFICATIONS

       Certain reclassifications have been made in prior years to conform to the current year presentation. Such reclassifications do not affect results of operations as previously reported.

NEW ACCOUNTING PRONOUNCEMENTS

       In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement requires that CF&I record a liability for the fair value of an asset retirement obligation when CF&I has a legal obligation to remove the asset. SFAS No. 143 is effective for CF&I beginning January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on CF&I's financial statements.

       In November 2002, the FASB issued Interpretation No. ("FIN") 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS." It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for the year ending December 31, 2002, which expand the disclosures required by a guarantor about its obligations under a guarantee. CF&I will record the fair value of future material guarantees, if any.

       In May 2003, the FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." SFAS No. 150 changes the accounting for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on CF&I's financial statements.

       In December 2003, the FASB issued SFAS No. 132 (revised), "EMPLOYER'S DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS." SFAS No. 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. SFAS No. 132 (revised) retains and revises the disclosure requirement contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS No. 132 (revised) generally is effective for fiscal years ending after December 15, 2003. The company discloses the requirements of SFAS No. 132 (revised) in Note 8 to the Financial Statements.


3.     INVENTORIES

       Inventories were as follows at December 31:

                                               2003          2002        2001
                                               ----          ----        ----
                                                        (IN THOUSANDS)

           Raw materials                    $  5,183      $  5,536    $  9,711
           Semi-finished product               5,683        11,325       9,610
           Finished product                   12,916        17,420       9,752
           Stores and operating supplies      10,947        11,548       6,751
                                            --------      --------    -- -----
               Total inventories            $ 34,729      $ 45,829    $ 35,824
                                            ========      ========    ========

4.     ACCRUED EXPENSES

       Accrued expenses consist of the following:

                                                 2003          2002        2001
                                                 ----          ----        ----
                                                         (IN THOUSANDS)

          Accrued payroll and benefits        $ 5,936      $ 6,324      $ 5,425
          Accrued environmental                 3,918        4,972        3,939
          Accrued labor dispute settlement      3,287           --           --
          Accrued property taxes                2,670        2,656        2,274
          Accrued payables and expenses         2,236        1,631        5,238
          Accrued defined benefit plan and
             post-retirement obligations          606          608        4,998
          Other                                    60           41          371
                                              -------      -------      -------
               Total accrued expenses         $18,713      $16,232      $22,245
                                              =======      =======      =======



5.     DEBT, FINANCING ARRANGEMENTS AND LIQUIDITY

       Borrowing requirements for capital expenditures and working capital have been provided through two revolving loans from Oregon Steel to CF&I. The loans include interest on the daily amount outstanding, paid monthly, at the rate of 10.65%. The principal is due on demand or, if no demand, due on the due dates of the notes. The loans are classified as long-term, based upon the intent of Oregon Steel to extend the maturity date of the notes. See Note 12 for discussion of the resultant transactions.

       At December 31, 2003, principal payments on long-term debt were due as follows (in thousands):

                                      2005 and beyond        $259,424
                                                             ========

       CF&I's net loss in 2003 included the Labor Dispute Settlement charges of $31.1 million, the fixed asset impairment charge of $9.1 million and the interest paid by CF&I to Oregon Steel for its financing. CF&I has been able to fulfill its needs for working capital and capital expenditures due, in part, to the financing arrangement with Oregon Steel. CF&I expects that operations will continue for 2004, with the realization of assets, and discharge of liabilities in the ordinary course of business. CF&I believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to CF&I and, although the demand for repayment of the obligation in full is not expected during 2004, Oregon Steel may demand repayment of the loans at any time. If Oregon Steel were to demand repayment of the loans, it is not likely that CF&I would be able to obtain the external financing necessary to repay the loans or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to CF&I.

6.     GOODWILL AND INTANGIBLE ASSETS

       Effective January 1, 2002, CF&I adopted SFAS No.142, "GOODWILL AND OTHER INTANGIBLE ASSETS." As part of this adoption, CF&I ceased amortizing all goodwill and assessed goodwill for possible impairment. As required under the transitional accounting provisions of SFAS No. 142, CF&I completed the steps required to identify and measure goodwill impairment at each reporting unit. The reporting units were measured for impairment by comparing implied fair value of the reporting units' goodwill with the carrying amount of the goodwill. As a result, the entire goodwill at CF&I was written off in the amount of $31.9 million and was recognized as a cumulative effect of a change in accounting principle during the first quarter of 2002. Historical earnings and applying an earnings multiple resulted in the identification of an impairment that was recognized. The implementation of SFAS No. 142 required the use of judgements, estimates and assumptions in the determination of fair value and impairment amounts related to the required testing. Prior to adoption of SFAS No. 142, CF&I had historically evaluated goodwill for impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which did not result in an indicated impairment.

       Additionally, pursuant to SFAS No. 142, CF&I completed its reassessment of finite and indefinite intangible asset lives, which consists of proprietary technology and water rights at CF&I. Based on this reassessment, no adjustment was needed on the proprietary technology or the water rights. CF&I does not have any other acquired intangible assets, whether finite or indefinite lived assets. Listed below are details of the goodwill and intangibles of CF&I, including a schedule of what adjusted loss would have been if amortization had not taken place for the year ended December 31, 2001.

       The following adjusts reported net loss to exclude goodwill amortization

                                                          2001
                                                          ----

    Net loss                                            $(22,620)
    Add back: Goodwill amortization                        1,020
                                                        --------
    Adjusted net loss                                   $(21,600)
                                                        ========


       The carrying amount of intangible assets and the associated amortization expenses are as follows:

                                                  AS OF DECEMBER 31, 2003
                                             ----------------------------------
                                             GROSS CARRYING         ACCUMULATED
                                                 AMOUNT            AMORTIZATION
                                             ----------------------------------
                                                       (IN THOUSANDS)
    AMORTIZED INTANGIBLE ASSETS:
    ---------------------------
         Proprietary technology (FN1)         $ 1,653                  $(808)
         Water rights (FN2)                   $11,523                  $(565)

    AGGREGATE AMORTIZATION EXPENSE:
    ------------------------------
                                                2003                    2002
                                                ----                    ----
         For the year ended                     $116                   $ 122

    ESTIMATED AMORTIZATION EXPENSE:
    ------------------------------
        For the year ended 12/31/04                          $110
        For the year ended 12/31/05                          $110
        For the year ended 12/31/06                          $110
        For the year ended 12/31/07                          $110
        For the year ended 12/31/08                          $110

---------------
(FN1) Weighted average amortization period is 16 years.
(FN2) In accordance with SFAS No. 142, CF&I ceased amortization in 2001.

7.     FAIR VALUE OF FINANCIAL INSTRUMENTS

       The estimated fair value of CF&I's financial instruments at December 31 were as follows:

                                                  2003                           2002                          2001
                                      ------------------------------ ----------------------------- ------------------------------
                                        CARRYING          FAIR         CARRYING        FAIR          CARRYING         FAIR
                                         AMOUNT          VALUE          AMOUNT         VALUE          AMOUNT          VALUE
                                      -------------- --------------- -------------- -------------- --------------- --------------
                                                                            (IN THOUSANDS)

Cash and cash equivalents             $     --       $      --       $     --       $     --       $       --      $      --
Long-term debt, including
    current portion                         --              --             --             --           14,536         14,494




       The carrying amount of cash and cash equivalents approximate fair value due to their short maturity. The fair value of long-term debt to external is estimated by discounting future cash flows based on CF&I's incremental borrowing rate for similar types of borrowing arrangements. Disclosure of the fair value of related party obligations is, by nature of the obligation, not deemed practicable given the related party nature.

8.     EMPLOYEE BENEFIT PLANS

PENSION PLANS

       CF&I has noncontributory defined benefit retirement plans covering all eligible employees. The plans provide benefits based on participants' years of service and compensation. CF&I funds at least the minimum annual contribution required by ERISA.

       The following table sets forth the funded status of the plans and the amounts recognized as of December 31:

                                                                                         2003          2002          2001
                                                                                         ----          ----          ----
                                                                                                  (IN THOUSANDS)
Change in benefit obligation:
  Projected benefit obligation at January 1                                           $ 29,807      $ 26,211      $ 22,487
  Service cost                                                                           2,145         1,762         1,528
  Interest cost                                                                          1,972         1,796         1,647
  Benefits paid                                                                         (1,206)       (1,058)       (1,072)
  Actuarial loss                                                                         5,195         1,096         1,621
                                                                                      --------      --------      --------
  Projected benefit obligation at December 31                                           37,913        29,807        26,211
                                                                                      --------      --------      --------

Change in plan assets:
  Fair value of plan assets at January 1                                                18,083        16,167        17,721
  Actual return (loss) on plan assets                                                    4,592        (1,426)         (778)
  Company contribution                                                                      --         4,400           296
  Benefits paid                                                                         (1,206)       (1,058)       (1,072)
                                                                                      --------      --------      --------
  Fair value of plan assets at December 31                                              21,469        18,083        16,167
                                                                                      --------      --------      --------

Projected benefit obligation in excess of plan assets                                  (16,444)      (11,724)      (10,044)
Unrecognized net loss                                                                    9,137         7,474         3,746
                                                                                      --------      --------      --------
Net amount recognized                                                                   (7,307)       (4,250)       (6,298)

Minimum liability                                                                       (7,261)       (6,021)       (2,575)
                                                                                      --------      --------      --------
Total pension liability recognized in consolidated balance sheet                      $(14,568)     $(10,271)     $ (8,873)
                                                                                      ========      ========      ========


                                                                                         2003          2002         2001
                                                                                         ----          ----         ----
                                                                                                  (IN THOUSANDS)
Components of net periodic benefit cost:
  Service cost                                                                          $ 2,145      $ 1,762      $  1,528
  Interest cost                                                                           1,972        1,796         1,647
  Expected return on plan assets                                                         (1,570)      (1,349)       (1,461)
  Recognized losses                                                                         510          143            --
                                                                                        -------      -------      --------
Net periodic pension cost                                                               $ 3,057      $ 2,352      $  1,714
                                                                                        =======      =======      ========


       The accumulated benefit obligation as of December 31, 2003 and 2002 was $36.0 million and $28.4 million, respectively. The minimum employer contribution for 2003, due in 2004 is $31,000. CF&I believes $31,000 will also be its 2004 contribution.

       Assets are invested to maximize returns and minimize the risk to the participants in the plans. This strategy also involves monitoring investment portfolios to ensure appropriate diversification of assets and performance. CF&I has established targeted asset allocations for the portfolios. These targets do not represent strict requirements, but are intended as general guidelines. The plans do not invest in securities of Oregon Steel. The targeted allocation percentages for 2003 were: 48% U.S. equity, 12% non-U.S. equity, 18% fixed income securities, 10% real estate, and 12% absolute return strategies. Plan assets are invested as follows as of December 31:

                                                        2003          2002
                                                        ----          ----
                                                           (IN THOUSANDS)
Information about plan assets:
   Cash                                                    0.0%          1.9%
   Corporate stocks                                        0.0%         11.1%
   Fixed income securities                                17.0%         18.8%
   Real estate funds                                       8.8%          9.7%
   Mutual funds - domestic equities                       48.2%         32.8%
   Mutual funds - international equities                  14.9%         12.8%
   Absolute return strategy funds                         11.1%         12.9%
                                                         ------        ------
   Total plan assets                                     100.0%        100.0%
                                                         ======        ======

       As a result of continuing declines in interest rates, partially offset by favorable investment returns of CF&I's defined benefit pension plans' assets, CF&I increased the minimum pension liability at December 31, 2003 by $1.2 million.

       The following table sets forth the significant actuarial assumptions for the pension plans:

                                                         NET BENEFIT OBLIGATION
                                                       -------------------------
                                                       2003      2002       2001
                                                       ----      ----       ----

Discount rate                                          6.0%      6.8%       7.0%
Rate of increase in future compensation levels         4.0%      4.0%       4.0%
Expected long-term rate of return on plan assets       8.5%      8.5%       8.5%

       The expected long-term rate of return on pension plan assets represents the weighted average asset return for each forecasted asset class return over several market cycles.

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

       CF&I provides certain health care and life insurance benefits for substantially all of its retired employees. Employees are generally eligible for benefits upon retirement after completion of a specified number of years of service. The benefit plans are unfunded.

       The following table sets forth the unfunded status and the amounts recognized at December 31:

                                                                              2003            2002           2001
                                                                              -----           ----           ----
                                                                                         (IN THOUSANDS)
   Accumulated postretirement benefit obligation at January 1                $ 12,520      $ 10,427      $  9,659
   Service cost                                                                   161           118           113
   Interest cost                                                                  819           705           700
   Benefits paid                                                                 (608)         (598)         (475)
   Plan amendment                                                                  --            --            --
   Actuarial loss                                                                 885         1,868           430
                                                                             --------      --------      --------
   Accumulated postretirement benefit obligation at December 31                13,777        12,520        10,427
                                                                             ========      ========      ========

Accumulated benefit obligation in excess of plan assets                       (13,777)      (12,520)      (10,427)
Unrecognized prior service cost                                                   389           460           531
Unrecognized net loss                                                           4,253         3,643         1,872
                                                                             --------      --------      --------
Postretirement liability recognized in consolidated balance sheet            $ (9,135)     $ (8,417)     $ (8,024)
                                                                             ========      ========      ========

Components of net periodic benefit cost:
  Service cost                                                                    161           118           113
  Interest cost                                                                   819           705           700
  Recognized losses                                                               275            97            69
  Recognized prior service cost                                                    71            71            71
                                                                             --------      --------      --------

Net periodic pension cost                                                    $  1,326      $    991      $    953
                                                                             ========      ========      ========


       The 2003 changes in Medicare regulations do not apply to CF&I's postretirement medical benefits because the plan provides only a fixed benefit to retirees.

       The discount rate used for the plans in determining the accumulated postretirement benefit obligation was 6.0%, 6.8% and 7.0% for 2003, 2002 and 2001, respectively. The benefits of these plans are not subject to health care cost trend rates.

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

       CF&I has qualified Thrift (401(k)) plans for eligible employees under which CF&I matches, depending on plan, 50% of the first 4%, or 25% of the first 6% of the participants' deferred compensation. CF&I's contribution expense in 2003, 2002 and 2001 was $343,000, $350,000 and $264,000, respectively.

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

       In connection with the acquisition of the steelmaking and finishing facilities located at Pueblo, Colorado ("Pueblo Mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the CDPHE finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At December 31, 2003, the accrued liability was $28.8 million, of which $24.9 million was classified as non-current on the balance sheet.

       The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the second quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the "State Consent Decree"). The State Consent Decree provided for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services. CF&I is also required to make certain capital improvements expected to cost approximately $25 million, including converting to the new single New Source Performance Standards Subpart AAa ("NSPS AAa") compliant furnace discussed below. The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration ("PSD") air permit. CF&I applied for the PSD permit in April 2002 and the draft permit was issued for public comment on October 2, 2003.

       In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals. The issue has been resolved by entry of a Consent Decree on November 26, 2003, and the Tenth Circuit dismissed the appeal on December 10, 2003. In that Consent Decree and overlapping with the commitments made to the CDPHE described above, CF&I committed to the conversion to the new NSPS AAa compliant furnace (demonstrating full compliance 21 months after permit approval and expected to cost, with all related emission control improvements, approximately $25 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures.

       In response to the CDPHE settlement and the resolution of the EPA action, CF&I expensed $2.8 million in 2001 for possible fines and non-capital related expenditures. As of December 31, 2003, the accrued liability was approximately $600,000.

       In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. This permit was modified in April 2002 to incorporate the longer compliance schedule that is part of the settlement with the CDPHE and the EPA. In September 2002, CF&I submitted a request for a further extension of certain Title V compliance deadlines, consistent with a joint petition by the State and CF&I for an extension of the same deadlines in the State Consent Decree. This modification gives CF&I adequate time (at least 15 1/2 months after CDPHE issues the PSD permit) to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and to a much lessor degree, if necessary, purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices. Pricing and availability of billets is subject to significant volatility.

       In a related matter, in April 2000, the Union filed suit in U.S. District Court in Denver, Colorado, asserting that CF&I and CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. The Union sought declaratory judgement regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney's fees. On July 6, 2001, the presiding judge dismissed the suit. The 10th Circuit Court of Appeals on March 3, 2003 reversed the District Court's dismissal of the case and remanded the case for further hearing to the District Court. The parties to the above-referenced litigation have negotiated what purports to be an agreement to settle the labor dispute and all associated litigation, including that referenced above. See "Labor Matters" for a description of the settlement. If, for any reason, that settlement is not finalized, CF&I does not believe the suit will have a material adverse effect on its results of operations, however, the result of litigation such as this is difficult to predict and an adverse outcome with significant penalties is possible.

LABOR MATTERS
CF&I LABOR DISPUTE AND RESULTANT LITIGATION

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

       On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of December 31, 2003, approximately 819 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At December 31, 2003, approximately 131 Unreinstated Employees remain unreinstated.

       On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, CF&I has been returning unreinstated strikers to jobs, as positions became open. As noted above, there were approximately 131 Unreinstated Employees as of December 31, 2003. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded in February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law supports its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees.

       In the event there is an adverse determination on these issues, Unreinstated Employees could be entitled to back pay, including benefits, plus interest, from the date of the Union's unconditional offer to return to work through the date of their reinstatement or a date deemed appropriate by the NLRB or an appellate court. The number of Unreinstated Employees entitled to back pay may be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Back pay is generally determined by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable working conditions and compensation. Any estimate of the potential liability for back pay will depend significantly on the ability to assess the amount of interim wages earned by these employees since the beginning of the strike, as noted above. Due to the lack of accurate information on interim earnings for both reinstated and Unreinstated Employees and sentiment of the Union towards CF&I, it is not currently possible to obtain the necessary data to calculate possible back pay. In addition, the NLRB's findings of misconduct by the Union may mitigate any back pay award with respect to any Unreinstated Employees proven to have taken part or participated in acts of misconduct during and after the strike.

CF&I LABOR DISPUTE SETTLEMENT

       On January 15, 2004 CF&I announced a tentative agreement to settle the labor dispute between the Union and CF&I ("Settlement"). The Settlement is conditioned on, among other things, (1) its approval by shareholders of New CF&I, (2) ratification of a new collective bargaining agreement being executed between CF&I and the Union, (3) approval of the Settlement by the NLRB and the dismissal of cases pending before the NLRB related to the labor dispute and (4) various pending legal actions between CF&I and the Union being dismissed. The Settlement if approved will provide remedies for all outstanding unfair labor practices between CF&I and the Union and sets the stage for the ratification of a new five-year collective bargaining agreement. The Settlement includes the creation of a labor dispute settlement trust ("Trust") that will hold assets to be contributed by either Oregon Steel or CF&I. Assets of the Trust will include:
(1) four million shares of Oregon Steel's common stock, (2) a cash contribution of $2,500 for each beneficiary of the trust, estimated to be in total $2.5 million, and (3) beginning on the effective date of the Settlement, a ten year profit participation obligation consisting of 25% of CF&I operating income, as defined, not to exceed $3 million per year for years one through five and $4 million per year for years six through ten. The beneficiaries of the Trust are those individuals who (1) as of October 3, 1997 were employees of CF&I and represented by the Union, (2) as of December 31, 1997 had not separated, as defined, from CF&I and (3) are entitled to an allocation as defined in the Trust. The Settlement, certain elements of which will be effected through the new five-year collective bargaining agreement, also includes: (1) early retirement with immediate enhanced pension benefit where CF&I will offer bargaining unit employees an early retirement opportunity based on seniority until a maximum of 200 employees have accepted the offer, the benefit will include immediate and unreduced pension benefits for all years of service (including the period of the labor dispute) and for each year of service prior to March 3, 1993 (including service with predecessor companies) an additional monthly pension of $10, (2) pension credit for the period of the labor dispute whereby CF&I employees who went on strike will be given pension credit for both eligibility and pension benefit determination purposes for the period beginning October 3, 1997 and ending on the latest of said employees actual return to work, termination of employment, retirement or death, (3) pension credit for service with predecessor companies whereby for retirements after January 1, 2004, effective January 2, 2006 for each year of service prior to March 3, 1978 (including service with predecessor companies), CF&I will provide an additional monthly benefit to employees of $12.50, and for retirements after January 1, 2006, effective January 2, 2008 for each year of service between March 3, 1978 and March 3, 1993 (including service with predecessor companies), CF&I will provide an additional monthly benefit of $12.50, and (4) individuals who are members of the bargaining units as of October 3, 1997 will be immediately eligible to apply for and receive qualified long-term disability ("LTD") benefits on a go forward basis, notwithstanding the date of the injury or illness, service requirements or any filing deadlines. The Settlement also includes Oregon Steel's agreement to nominate a director designated by the Union on its Board of Directors, and to a broad based neutrality clause for certain of Oregon Steel's facilities in the future.

CF&I LABOR DISPUTE SETTLEMENT - ACCOUNTING

       CF&I has recorded a charge of $31.1 million in the fourth quarter of 2003 related to the Settlement, the final amount of which is dependent upon the price of Oregon Steel's common stock on the effective date of the Settlement. The charge consisted of (1) $23.2 million for the value of 4 million shares of Oregon Steel's common stock valued as of December 31, 2003, (2) the cash payment of $2.5 million noted above, and (3) $5.4 million accrual for the LTD benefits noted above. CF&I will adjust the amount of the common stock charge, either up or down, for the change in the price of the common stock between December 31, 2003 and the effective date of the Settlement. The accrual for the LTD benefits may also change, as better claims information becomes available. As employees accept the early retirement benefits, CF&I will record an additional charge totaling approximately $7.0 million related to these benefits. The enhancements to pension and post-retirement medical benefits for non-early retirees will be accounted for prospectively on the date at which plan amendments occur pursuant to the new five-year collective bargaining agreement in accordance with SFAS No. 87 and SFAS No. 106.

PURCHASE COMMITMENTS

         Effective February 2, 1993, CF&I entered into an agreement, which was subsequently amended on August 4, 1994, to purchase a base amount of oxygen produced at a facility located at the Pueblo Mill. The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at December 31, 2003 for this agreement was $118,000.

GUARANTEES

         On July 15, 2002, Oregon Steel issued $305 million of 10% First Mortgage Notes due 2009 ("10% Notes") at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The proceeds of this issuance were used to redeem Oregon Steel's 11% First Mortgage Notes due 2003 (including interest accrued from June 16, 2002 until the redemption date of August 14, 2002), refinance its existing credit agreement, and for working capital and general corporate purposes. The existing credit agreement was replaced with a new $65 million credit facility that will expire on June 30, 2005.

          New CF&I and CF&I (collectively "Guarantors") guarantee the obligations of Oregon Steel under the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable and inventory.

         As of December 31, 2003, Oregon Steel, New CF&I, CF&I, and C&W are borrowers ("Borrowers") under a $65 million credit facility ("Credit Agreement"), which will expire on June 30, 2005, that is collateralized, in part, by certain equity and intercompany interests, accounts receivable and inventory of New CF&I and CF&I. At December 31, 2003, $5.0 million was restricted under the Credit Agreement, $16.0 million was restricted under the outstanding letters of credit, and $43.8 million was available for use. Amounts under the Credit Agreement bear interest based on either (1) the prime rate plus a margin ranging from 0.25% to 1.00%, or (2) the adjusted LIBO rate plus a margin ranging from 2.50% to 3.25%. Unused commitment fees range from 0.25% to 0.50%. During the year, short-term borrowings ranged from zero to $17 million, at an interest rate of approximately 5%. As of December 31, 2003, there was no outstanding balance due under the Credit Agreement. Had there been an outstanding balance, the average interest rate for the Credit Agreement would have been 5.0%. The unused line fees were 0.75%. The margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on a quarterly leverage ratio. The Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, a borrowing availability limitation relating to inventory, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. Oregon Steel cannot pay cash dividends without prior approval from the lenders. At December 31, 2003, the Borrowers were in compliance with the Credit Agreement covenants.

OTHER CONTINGENCIES

       CF&I is party to various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters would not have a material adverse effect on the financial condition of CF&I.

10.   ASSET IMPAIRMENTS

       As noted in Note 9 above, as part of the settlement with the CDPHE and the EPA, CF&I is required to install one new electric arc furnace, and thus the two existing furnaces with a combined melting and casting capacity of approximately 1.2 million tons through two continuous casters will be shut down. CF&I has determined that the new single furnace operation will not have the capacity to support a two caster operation and therefore CF&I has determined that one caster and other related assets have no future service potential. Accordingly, CF&I recorded a pre-tax impairment charge to earnings of $9.1 million in the quarter ended June 30, 2003. Of the impairment charge recognized, $8.1 million represented impairment of fixed assets and $1.0 million pertained to reduction of related stores items to net realizable value. Because it is believed the caster has no salvage value, the carrying value of the fixed assets was zero after the effect of the impairment charge.

11.    MAJOR CUSTOMERS

       CF&I had significant sales contracts to two rail customers, Burlington Northern Santa Fe Corporation, and Union Pacific Railroad which accounted for nearly 14% and 13%, respectively, of its total revenue in 2003 compared to 12% and 16%, respectively, of its total revenue in 2002. In addition, CF&I sold rod products to Davis Wire Corporation which accounted for nearly 11% of its total revenue in 2003. No single customer or group of affiliated customers represented more than 10% of CF&I's sales revenue in 2001.

12.    RELATED PARTY TRANSACTIONS

OREGON STEEL MILLS, INC.

       CF&I pays administrative fees to Oregon Steel for services it provides based on an allocation from Oregon Steel and reimburses Oregon Steel for costs incurred on behalf of CF&I. The following table summarizes the transactions between CF&I and Oregon Steel:

                                                            2003          2002            2001
                                                            ----          ----            ----
                                                                    (IN THOUSANDS)
Oregon Steel administrative fees                         $  3,916      $  3,314        $  3,763
Interest expense on notes payable to Oregon  Steel         24,562        24,602          26,963
Notes payable to Oregon Steel at December 31              259,424       228,208         230,258
Accounts payable to Oregon Steel at December 31            14,328        10,121           8,910

NEW CF&I, INC.

       CF&I includes in costs of sales amounts related to transportation services provided by a subsidiary of CF&I. The following table summarizes the transactions between CF&I and New CF&I or its subsidiary:

                                                   2003       2002         2001
                                                   ----       ----         ----
                                                         (IN THOUSANDS)
Services from subsidiary of New CF&I            $ 3,994    $ 2,931      $ 2,838
Interest expense on notes payable to New CF&I     1,078      1,254        1,658
Accounts payable to New CF&I at December 31       4,671      6,146        4,630
Debt payable to New CF&I at December 31          21,756     21,756       21,756
Interest payable on that debt at December 31,
   included in accounts payable                   6,580      7,093        9,363

NIPPON STEEL CORPORATION

       In 1994, CF&I entered into an equipment supply agreement for the purchase of deep head-hardened ("DHH") rail equipment from Nippon. Additionally, CF&I pays royalties to Nippon based on sales of DHH rail. CF&I has made payments on the DHH rail equipment and paid certain license and technical fees, and royalties. The following table summarizes the transactions between CF&I and
Nippon:

                                                      2003      2002      2001
                                                      ----      ----      ----
                                                           (IN THOUSANDS)
Payments to Nippon for the year ended December 31     $618      $890     $1,210
Accounts payable to Nippon at December 31              361       262        403

13.    UNUSUAL AND NONRECURRING ITEMS

SETTLEMENT OF LITIGATION

       Operating income for 2001 includes a $2.2 million gain from a settlement of outstanding litigated claims with certain graphite electrode suppliers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       On July 7, 2003, New CF&I, Inc. and CF&I Steel L.P. (collectively the "Registrants") dismissed PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") and engaged KPMG LLP ("KPMG") as their certifying accountants for the 2003 fiscal year. The audit reports of PricewaterhouseCoopers on the financial statements of the Registrant for the years ended December 31, 2002 and 2001 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to dismiss PricewaterhouseCoopers and engage KPMG was approved by the Oregon Steel's Audit Committee. During the Registrant's two most recent fiscal years and through July 7, 2003, there were no disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers, would have caused PricewaterhouseCoopers to make reference thereto in connection with its reports on the financial statements for such years. During the two most recent fiscal years and subsequent interim periods preceding the dismissal, there were no reportable events (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

       During the Registrant's two most recent fiscal years and through July 7, 2003, the Registrants did not consult with KPMG regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, and neither a written report was provided to the Registrants or oral advice was provided that KPMG concluded was an important factor considered by the Registrants in reaching a decision as to the accounting, auditing, or financial reporting issue; or (2) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event pursuant to Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.          CONTROLS AND PROCEDURES

       As of December 31, 2003, New CF&I carried out an evaluation, under the supervision and with the participation of New CF&I's management, including New CF&I's Chief Executive Officer and New CF&I's Chief Financial Officer, of the effectiveness of the design and operation of New CF&I's disclosure controls and procedures. Based on the evaluation, New CF&I's Chief Executive Officer and Chief Financial Officer have concluded that New CF&I's disclosure controls and procedures are effective to ensure that information required to be disclosed by New CF&I in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in New CF&I's internal controls or in other factors that could significantly affect these controls including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to the date New CF&I completed its evaluation.

                                    PART III

ITEMS 10. AND 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND
                  EXECUTIVE COMPENSATION

       The following table sets forth information with respect to each director of New CF&I including their names and ages as of February 1, 2004, business experience during the past five years and directorships in other corporations. Directors are elected each year at the annual stockholders meeting.

                                PRINCIPAL OCCUPATION AND                                                         DIRECTOR
NAME                            CERTAIN OTHER DIRECTORSHIPS                                           AGE         SINCE

James E. Declusin  (FN1)        James E. Declusin retired from California  Steel Industries  ("CSI")  61          2003
                                as Executive  Vice  President and Chief  Operating  Officer in 2000.
                                Prior to  joining  CSI,  Mr.  Declusin  spent  seventeen  years with
                                Kaiser  Steel  Corporation.  Mr.  Declusin  has been a  director  of
                                Oregon Steel since 2000.

L. Ray Adams (FN1)              Mr.  Adams  is the  Vice  President,  Finance  and  Chief  Financial  53          1993
                                Officer and  Treasurer of New CF&I.  He assumed  these  positions in
                                April  1993.  He  is  also  the  Vice  President  -  Finance,  Chief
                                Financial  Officer,  and Treasurer of Oregon  Steel.  He assumed the positions of Vice  President - Finance and Chief  Financial  Officer
                                with Oregon Steel in April 1991 and Treasurer in January 2000.

Steven M. Rowan (FN1)           Mr. Rowan is the  President of C&W. He assumed this  position  April  58          2000
                                1993. He is also Vice  President - Materials and  Transportation  of
                                Oregon Steel, a position he assumed in February 1992.

----------------

 (FN1) No Director received any fees for their service as a member of the Board.

       The following table sets forth the compensation paid to or accrued by New
CF&I and its subsidiaries for the Chief Executive Officer and each of the four most highly paid executive officers of New CF&I and its subsidiaries as of December 31, 2003, and other individuals fitting such description. The Chief
Executive Officer and certain other executive officers were paid by Oregon
Steel. With the exception of Messr. Stewart, the compensation information relating to the named executive officers of New CF&I who are also named executives of Oregon Steel and Section 16(a) reporting compliance information as set forth under the captions "Executive Compensation," "Defined Benefit
Retirement Plans," "Employment Contracts and Termination of Employment and
Change in Control Arrangements," "Compensation Committee Interlocks and Insider
Participation," "Audit Committee Report of the Board of Directors," "Board
Compensation Committee Report on Executive Compensation" and "Section 16(a)
Beneficial Ownership Reporting Compliance" in the Oregon Steel Mills, Inc. Proxy
Statement for the 2004 Annual Meeting of Stockholders ("2004 Proxy Statement") are incorporated herein by reference. Executive officers of New CF&I are listed on page 8 of this Form 10-K.


                           SUMMARY COMPENSATION TABLE

                                                      ANNUAL COMPENSATION(FN1)                    ALL OTHER COMPENSATION(FN1)
                                                      ----------------------                    -----------------------------
                NAME AND                                                                        THRIFT PLAN
           PRINCIPAL POSITION                YEAR             SALARY            BONUS           CONTRIBUTION           OTHER
           ------------------                ----             ------            -----           ------------           -----
                                                                                                    (FN2)

   James E. Declusin
   President and Chief Executive
      Officer (FN3)(FN5)

   L. Ray Adams
   Vice President, Finance,
      Chief Financial Officer, and
      Treasurer (FN3)(FN5)

   Jeff S. Stewart
   Corporate Controller (FN3)                2003             $150,000                -              $3,000
                                             2002              150,000          $36,000               2,250
                                             2001              150,000                -               4,219

   Robert A. Simon
   Vice President and
      General Manager (FN4)(FN5)

   Steven M. Rowan
   President of C&W (FN3)(FN5)

   Joe E. Corvin
   Former President and Chief
   Executive Officer (FN3)(FN5)(FN6)

---------------

(FN1)  Pension benefits accrued in 2001, 2002, and 2003 are not included in this Summary Compensation Table.

(FN2)  Matching contributions made by Oregon Steel on behalf of the named executive to Oregon Steel's Thrift Plan.

(FN3)  Compensation paid by Oregon Steel.

(FN4)  Compensation paid by CF&I.

(FN5)  Compensation for named executives is included in the 2004 Oregon Steel Proxy Statement and such information is incorporated by reference herein.

(FN6) Mr. Corvin is an inactive employee of Oregon Steel, having resigned from his position as President and CEO on July 31, 2003.



                          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

       The following table sets forth certain information concerning each exercise of stock options during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options:

   --------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
                 (a)                          (b)                    (c)                        (d)                 (e)
                                                                                     Number of Securities   Value of Unexercised
                                                                                          Underlying         In-the-Money Options
                                                                                      Unexercised Options       at FY-End
                                                                                         at FY-End (#)               ($)
   Name                                Shares Acquired on      Value Realized ($)        Exercisable/            Exercisable/
                                          Exercise (#)                                   Unexercisable          Unexercisable
   James E. Declusin(FN1)

   L. Ray Adams (FN1)

   Jeff S. Stewart                             0                       0                   22,502/2,998          $53,272/$4,842

   Robert A. Simon (FN1)

   Steven M. Rowan (FN1)

   Joe E. Corvin (FN1)(FN2)
   --------------------------------- ----------------------- ----------------------- ---------------------- -----------------------

(FN1) Information related to options exercised and fiscal year-end option values for named executives is included in the 2004 Oregon Steel Proxy
       Statement and such information is incorporated by reference herein.

(FN2)  Mr. Corvin is an inactive employee of Oregon Steel, having resigned from his position as President and CEO on
       July 31, 2003.


       New CF&I and CF&I do not have designated audit committees and therefore the entire board of directors of New CF&I serves as the audit committee for each entity. The board of directors of New CF&I has determined that L. Ray Adams, as a member of the board of directors of New CF&I and therefore an audit committee member, qualifies as an "audit committee financial expert" with respect to New CF&I and CF&I but is not "independent" because he is also an executive officer of New CF&I.

       New CF&I has adopted a Code of Business Conduct and Ethics and Codes of Ethics for the Chief Executive Officer and Senior Financial Professionals. These codes of ethics apply to New CF&I's principal executive officer, principal financial officer, and principal accounting officer or controller. Each of these documents is available on Oregon Steel's website, www.osm.com. New CF&I intends
                                                  -----------
to disclose future amendments to certain provisions of these documents, or waivers of such provisions granted to executive officers, on Oregon Steel's website.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The equity of New CF&I is held 87% by Oregon Steel, 10% by Nippon and 3% by Nissho Iwai. New CF&I, as general partner, has a 95.2% partnership interest in CF&I. Oregon Steel has a 4.3% limited partnership interest in CF&I. Nippon has a .5% limited partnership interest in CF&I.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       For related party transactions, see Note 14 to New CF&I's consolidated financial statements and Note 12 to CF&I's financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

       All "Audit Fees," "Audit Related Fees," "Tax Fees," and "All Other Fees" incurred by New CF&I and CF&I are in connection with services provided collectively to Oregon Steel, New CF&I, and CF&I, and therefore the fees cannot be separately determined. Because all accountant services are provided collectively, the accountant services provided to New CF&I and CF&I are subject to the pre-approval policies and procedures of Oregon Steel's audit committee. The information required with respect to the above-reference fees and pre-approval policies and procedures is incorporated by reference from the material under the captions "Audit Committee Report of the Board of Directors" and "Relationship with Independent Accountants" in the 2004 Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

                                                                                                   PAGE
                                                                                                   ----

(A)              FINANCIAL STATEMENTS:
                 NEW CF&I, INC.
         (i)     Independent Auditors' Report - 2003............................................... 18
         (ii)    Report of Independent Accountants -2002 and 2001.................................. 19
         (iii)   Consolidated Financial Statements:
                      Balance Sheets at December 31, 2003, 2002 and 2001........................... 20
                      Statements of Income for each of the three years
                          in the period ended December 31, 2003.................................... 21
                      Statement of Changes in Stockholders' Deficit for each of the three years in the period ended December 31, 2003........................ 22
                      Statements of Cash Flows for each of the three years
                          in the period ended December 31, 2003.................................... 23
                      Notes to Consolidated Financial Statements................................... 24

                 CF&I STEEL, L.P.
         (iv)    Independent Auditors' Report - 2003............................................... 38
         (v)     Report of Independent Accountants -2002 and 2001.................................. 39
         (vi)    Financial Statements:
                     Balance Sheets at December 31, 2003, 2002 and 2001............................ 40
                     Statements of Income for each of the three years
                          in the period ended December 31, 2003.................................... 41
                     Statement of Changes in Partners' Deficit
                          for each of the three years in the period ended December 31, 2003........ 42
                     Statements of Cash Flows for each of the three years
                          in the period ended December 31, 2003.................................... 43
                     Notes to Financial Statements................................................. 44
         (vii)            Financial Statement Schedule for each of the
                          three years in the period ended December 31,
                          2003:
                     Independent Auditors' Report on Schedule - 2003............................... 61
                     Schedule II - Valuation and Qualifying Accounts............................... 62
         (viii)       Exhibits: Reference is made to the list on page 63 of
                      the exhibits filed with this report.

(B)              REPORT ON FORM 8-K:
                 No reports on Form 8-K were required to be filed by New
                 CF&I or CF&I during the quarter ended December 31, 2003.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors, Stockholders, and Partners
New CF&I, Inc. and CF&I Steel, L.P.:

Under date of March 5, 2004, we reported on the consolidated balance sheet of New CF&I, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, changes in stockholders' deficit, and cash flows for the year then ended, which are included in this Form 10-K. Also, under date of March 5, 2004, we reported on the balance sheet of CF&I Steel, L.P. as of December 31, 2003, and the related statements of income, changes in partners' deficit, and cash flows for the year then ended, which are included in this Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related Schedule II - Valuation and Qualifying Accounts, for the year ended December 31, 2003. This financial statement schedule is the responsibility of the management of New CF&I, Inc. and CF&I Steel, L.P. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Portland, Oregon
March 5, 2004



NEW CF&I, INC.
                                CF&I STEEL, L.P.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         FOR THE YEAR ENDED DECEMBER 31
                                 (IN THOUSANDS)

                                                                         COLUMN C
                                                              ----------------------------
                                              COLUMN B         ADDITIONS                                            COLUMN E
                                              --------                                                              --------
                                             BALANCE AT       CHARGED TO         CHARGED                           BALANCE AT
COLUMN A                                     BEGINNING         COSTS AND         TO OTHER         COLUMN D           END OF
--------                                                                                         ----------
CLASSIFICATION                               OF PERIOD         EXPENSES          ACCOUNTS        DEDUCTIONS          PERIOD
--------------                               ---------        ----------         --------        ----------        ----------
    2003
    ----
Allowance for doubtful accounts                $1,811           $  349            $  -            $(1,799)            $  361
    2002
    ----
Allowance for doubtful accounts                $1,972           $  633            $  -              $(794)            $1,811
    2001
    ----
Allowance for doubtful accounts                $  640           $1,611            $  -              $(279)            $1,972



       LIST OF EXHIBITS
3.1          Certificate of Incorporation of New CF&I, Inc. (Filed as exhibit 3.1 to Form S-1 Registration Statement
                 333-02355 and incorporated by reference herein.)
3.2          Bylaws of Oregon Steel Mills (as amended and restated on May 1, 2003).
3.3          Amended and Restated  Agreement of Limited  Partnership  of CF&I Steel, L.P.  dated as of March 3, 1993, by and between New CF&I, Inc. and the Pension Benefit Guaranty  Corporation.  (Filed as exhibit 28.1 to the Current
                 Report on Form 8-K of Oregon Steel Mills, Inc. dated March 3, 1993, and incorporated by reference herein.)
3.4          Bylaws of New CF&I, Inc. (Filed as exhibit 3.3 to Form S-1 Registration  Statement 333-02355 and incorporated by reference herein.)
4.1          Rights Agreement between Oregon Steel Mills, Inc. and  ChaseMellon Shareholder Services, LLC (now Mellon
                 Investor Services, LLC), as Rights Agent. (Filed as Exhibit 1 to New CF&I's Registration  Statement on
                 Form 8-A (SEC Reg. No. 1-9987) and incorporated by reference herein.)
4.2          Indenture, dated as of July 15, 2002, by and among Oregon Steel Mills, U.S. Bank National Association, as trustee, and New CF&I, Inc., and CF&I Steel, L.P., as guarantors. (Filed as exhibit 4.1 to the Registration statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein).
4.3          First Amendment to Oregon Steel Mills, Inc. Indenture. (Filed as Exhibit 4.2 to Form 10-Q dated September 30,
                 2002, and incorporated by reference herein.)
4.4          Exchange and Registration Rights Agreement,  dated July 15, 2002, between Oregon Steel Mills and Goldman,  Sachs
                 & Co. (Filed as exhibit 4.2 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and
                 incorporated by reference herein.)
4.5          Security  Agreement, dated as of July 15, 2002, between Oregon Steel Mills and U.S. Bank National  Association.
                 (Filed as exhibit 4.3 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein.)
4.6          Security  Agreement, dated as of July 15, 2002, between CF&I Steel, L.P. and U.S. Bank National Association.
                 (Filed as exhibit 4.4 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein.)
4.7          Security  Agreement,  dated as of July 15, 2002,  between New CF&I,  Inc. and U.S. Bank  National  Association.
                 (Filed as exhibit 4.5 to the  Registration  Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein.)
4.8          Intercreditor Agreement, dated July 15, 2002 between U.S. Bank National Association and Textron Financial
                 Corporation. (Filed as exhibit 4.6 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and
                 incorporated by reference herein.)
4.9          Form of Deed of Trust, Assignment of Rents and Leases and Security Agreement. (Filed as exhibit 4.7 to the
                 Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein.)
4.10         Form of Global Note.  (Filed as exhibit 4.8 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249)
                 and incorporated by reference herein.)
4.11         Guarantee  of CF&I Steel,  L.P.  (Filed as exhibit 4.9 to the Registration Statement on Form S-4 (SEC Reg. No.
                 333-98249) and incorporated by reference herein.)
4.12         Guarantee  of New CF&I,  Inc.  (Filed as exhibit  4.10 to the Registration Statement on Form S-4 (SEC Reg. No.
                 333-98249) and incorporated by reference herein.)
10.1**       Asset  Purchase  Agreement  dated as of March 3, 1993 among  CF&I  Steel Corporation, Denver Metals Company,
                 Albuquerque  Metals Company, CF&I Fabricators of Colorado, Inc., CF&I Fabricators of Utah, Inc., Pueblo
                 Railroad  Service Company, Pueblo Metals Company, Colorado & Utah Land Company, The Colorado and Wyoming
                 Railway Company,  William J. Westmark as trustee for the estate of The Colorado and Wyoming Railway Company,
                 CF&I Steel, L.P., New CF&I, Inc. and Oregon Steel Mills, Inc. (Filed as exhibit 2.1 to the Current Report on Form 8-K of Oregon Steel Mills, Inc. dated March 3, 1993, and incorporated by reference herein.)
10.2**       Form of Key Employee Contract between Oregon Steel Mills, Inc. and its executive officers.  (Filed as exhibit
                 10.2 to Oregon Steel Mills, Inc. Form 10-Q dated September 30, 2000, and incorporated by reference herein.)
10.3*        Form of  Indemnification  Agreement between New CF&I and its executive  officers.  (Filed as exhibit 10.2 on
                 Form 10-Q for the period ended June 30, 2003, and incorporated by reference herein.)
10.4*        Form of  Indemnification  Agreement  between New CF&I and its directors.  (Filed as exhibit 10.4 on 10-Q for the period ended June 30, 2003, and incorporated by reference herein.)
10.5*        2002 Annual Incentive Plan for certain of New CF&I's management employees. (Filed as exhibit 10.11 to Form 10-K of
                 Oregon Steel Mills, Inc. dated December 31, 2001 and incorporated by reference herein.)
10.6*        2000 Non-Qualified  Stock Option Plan. (Filed as exhibit 99.1 to New CF&I's  Registration  Statement on Form
                 S-8 (see Reg. No. 333-68732) and incorporated by reference herein.)
10.7**       Credit  Agreement,  dated as of July 12, 2002,  among Oregon Steel Mills, Inc., New CF&I, Inc., CF&I Steel,
                 L.P. and Colorado & Wyoming Railway Company as borrowers,  the financial  institutions  that are or may from time to time become parties thereto, as Lenders,  Textron Financial  Corporation,  as Agent for the Lenders,
                 and GMAC Business Credit LLC, as Co-Managing Agent. (Filed as exhibit 10.1 to the Registration  Statement on
                 Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein).

10.8         Amendment  No. 1 to Credit  Agreement  dated as of December 13, 2002,  among Oregon Steel Mills,  Inc.,  New
                 CF&I,  Inc.,  CF&I Steel,  L.P.  and  Colorado  and Wyoming  Railway  Company as  borrowers,  the  financial institutions  that are or may from time to time  become  parties  thereto,  as  Lenders,  Textron  Financial
                 Corporation,  as Agent for the Lenders, and GMAC Business Credit LLC, as Co-Managing Agent (Filed as exhibit
                 10.11 to Form 10-K for the period ended December 31, 2002, and incorporated by reference herein.)
10.9         Security Agreement, dated as of July 12, 2002, among Oregon Steel Mills, Inc., New CF&I, Inc., CF&I Steel, L.P.
                 and the Agent for the Lenders.  (Filed as exhibit 10.2 to Form 10-Q for the period ended June 30, 2003,  and incorporated by reference herein.)
10.10        Amendment  No. 2 to Credit  Agreement  dated as of June 30,  2003.  (Filed as exhibit  10.1 to the  Registration
                 Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein.)
10.11        Amendment No. 3 to Credit Agreement dated as of September 26, 2003.  (Filed as exhibit 10.3 to Form 10-Q for the period ended September 30, 2003, and incorporated by reference herein.)
10.12        Amendment No. 4 to Credit  Agreement dated as of November 13, 2003.  (Filed as exhibit 10.4 to Form 10-Q for the period ended September 30, 2003, and incorporated by reference herein.)
10.13*       Employment Agreement dated August 1, 2003, between Oregon Steel Mills, Inc. and James E. Declusin.  (Filed as
                 exhibit 10.1 to Oregon  Steel Form 10-Q for the period  ended  September  30,  2003,  and  incorporated  by reference herein.)
10.14*       Separation  Agreement and General  Release dated  September 16, 2003, between Oregon Steel Mills, Inc. and its subsidiaries and Joe E. Corvin.  (Filed as exhibit 10.2 to Oregon Steel Form 10-Q for the period ended
                 September 30, 2003, and incorporated by reference herein.)
18.0         Certifying Accountant's  preferability Letter. (Filed as exhibit 18.1 to Form 10-Q for the period ended June 30,
                 2003, and incorporated by reference herein.)
21.0         Subsidiaries of registrant. (Filed as exhibit 21.0 to Oregon Steel Form 10-K for the period ended December 31,
                 2003, and incorporated by reference herein.)
31.1         CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2         CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0         CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




*                Management contract or compensatory plan.

** Certain Exhibits and Schedules to this Exhibit are omitted. A list of omitted exhibits is provided in the Exhibit and the registrant agrees to furnish to the Commission as a supplement a copy of any omitted Exhibits or Schedules upon request.


                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                          NEW CF&I, INC.

                                          BY:      /S/ JAMES E. DECLUSIN
                                                   -----------------------
                                                   CHIEF EXECUTIVE OFFICER



                                          CF&I STEEL, L.P.

                                          BY:      NEW CF&I, INC.
                                                   GENERAL PARTNER

                                          BY:      /S/ JAMES E. DECLUSIN
                                                   -----------------------
                                                   CHIEF EXECUTIVE OFFICER

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of New CF&I, Inc. and CF&I Steel, L.P. in the following capacities on the dates indicated.

SIGNATURE                                  TITLE                                                DATE
---------                                  -----                                                ----
/s/  James E. Declusin                     President, Chief Executive                         March 30, 2003
----------------------------
     (James E. Declusin)                   Officer and Director of New CF&I, Inc.
                                           (Principal Executive Officer)


/s/  L. Ray Adams                          Vice President, Finance,                           March 30, 2003
----------------------------
     (L. Ray Adams)                        Chief Financial Officer, Treasurer and
                                           Director of New CF&I, Inc.
                                           (Principal Financial Officer)

/s/ Jeff S. Stewart                        Corporate Controller of New CF&I, Inc.             March 30, 2003
----------------------------
    (Jeff S. Stewart)                      (Principal Accounting Officer)

/s/ Steven M. Rowan                        Director of New CF&I, Inc.                         March 30, 2003
----------------------------
    (Steven M. Rowan)
