Form 10-Q
period 2004-03-31
CF&I STEEL L P
filed 2004-05-14
CIK 1008914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2004
                              --------------------------------------------------
                                       OR
/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

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
                                                     Yes    X     No
                                                           ----      ----

            Indicate by check mark whether the registrant (1) is an accelerated filer (as defined in Rule 12b-2 of the Act)

                                                     Yes          No   X
                                                          ----       ----

                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.
                                TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION

        Item 1.  Financial Statements - New CF&I, Inc..........................2
                 Notes to Consolidated Financial Statements
                    (Unaudited)................................................5

        Item 1.  Financial Statements - CF&I Steel, L.P.......................11


                 Notes to Financial Statements (Unaudited)....................14

        Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................20

        Item 3.  Quantitative and Qualitative Disclosures about
                    Market Risk...............................................23
..
        Item 4.  Controls and Procedures......................................23

PART II      OTHER INFORMATION

        Item 1.    Legal Proceedings..........................................24

        Item 6.    Exhibits and Reports on Form 8-K...........................24

        SIGNATURES............................................................25

PART I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS - NEW CF&I, INC.


                                       NEW CF&I, INC.
                                 CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS EXCEPT FOR PER SHARE AND SHARE AMOUNTS)

                                                                   MARCH 31,         DECEMBER 31,
                                                                     2004                2003
                                                               --------------      ----------------
                                               ASSETS             (UNAUDITED)
Current assets:
      Cash and cash equivalents                                   $      10             $       5
      Trade accounts receivable, net of
         allowance for doubtful accounts
         of $533 and $361                                            36,171                36,933
      Inventories                                                    41,039                35,028
      Deferred income taxes                                           3,564                 3,396
      Other                                                           1,378                 1,754
                                                                  ---------             ---------
           Total current assets                                      82,162                77,116
                                                                  ---------             ---------

Property, plant and equipment:
      Land and improvements                                           3,225                 3,225
      Buildings                                                      19,926                19,852
      Machinery and equipment                                       273,170               270,772
      Construction in progress                                        4,692                 6,030
                                                                  ---------             ---------
                                                                    301,013               299,879
      Accumulated depreciation                                     (142,239)             (137,622)
                                                                  ---------             ---------
           Net property, plant and equipment                        158,774               162,257
                                                                  ---------             ---------

Intangibles, net                                                     11,694                11,803
Noncurrent deferred income taxes                                     41,477                37,766
Minority interest                                                     7,350                 6,969
                                                                  ---------             ---------
                   TOTAL ASSETS                                   $ 301,457             $ 295,911
                                                                  =========             =========
                                            LIABILITIES
Current liabilities:
      Accounts payable                                            $  39,706             $  38,923
      Accrued expenses                                               21,969                19,199
                                                                  ---------             ---------
           Total current liabilities                                 61,675                58,122

Long-term debt -- Oregon Steel Mills, Inc.                          265,304               259,424
Environmental and other liabilities                                  24,474                24,885
Deferred employee benefits                                           27,893                27,659
                                                                  ---------             ---------
           Total liabilities                                        379,346               370,090
                                                                  ---------             ---------

Redeemable common stock, 26 shares                                   21,840                21,840
                                                                  ---------             ---------
Contingencies (Note 4)
                                       STOCKHOLDERS' DEFICIT
Common stock, par value $1 per share, 1,000
      shares authorized; 200 issued and outstanding                       1                     1
Additional paid-in capital                                           16,603                16,603
Accumulated deficit                                                (112,133)             (108,423)
Accumulated other comprehensive loss:
      Minimum pension liability                                      (4,200)               (4,200)
                                                                  ---------             ---------
           Total stockholders' deficit                              (99,729)              (96,019)
                                                                  ---------             ---------
                   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $ 301,457             $ 295,911
                                                                  =========             =========

                   The accompanying notes are an integral part of the consolidated financial statements.


                                 NEW CF&I, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                         2004             2003
                                                      -----------     ----------


SALES:
     Product Sales                                     $ 102,990      $  88,588
     Freight                                               3,780          3,968
                                                       ---------      ---------
                                                         106,770         92,556

COSTS AND EXPENSES:
     Cost of sales                                        95,511         83,873
     Labor dispute settlement adjustment (Note 4)          7,000             --
     Gain on sale of assets                                 (261)           (28)
     Selling, general and administrative expenses          3,940          4,632
     Incentive compensation                                2,140             --
                                                       ---------      ---------
                                                         108,330         88,477
                                                       ---------      ---------

          OPERATING INCOME (LOSS)                         (1,560)         4,079

OTHER INCOME (EXPENSE):
     Interest expense                                     (6,127)        (5,937)
     Minority interests                                      380            117
     Other income, net                                        62             67
                                                       ---------      ---------
          Loss before income taxes                        (7,245)        (1,674)
     Income tax benefit                                    3,535            547
                                                       ---------      ---------
          NET LOSS                                     $  (3,710)     $  (1,127)
                                                       =========      =========

                   The accompanying notes are an integral part of the consolidated financial statements.


                                 NEW CF&I, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                                                          THREE MONTHS ENDED MARCH 31,
                                                                     ---------------------------------------
                                                                          2004                   2003
                                                                     -----------            -----------
Cash flows from operating activities:
      Net loss                                                       $ (3,710)               $ (1,127)
      Adjustments to reconcile net loss to net cash
      provided (used) by operating activities:
          Depreciation and amortization                                 4,681                   4,701
          Deferred income taxes, net                                   (3,879)                   (552)
          Long-term environmental liability                              (653)                 (1,574)
          Gain on sale of assets                                         (261)                    (28)
          Minority interests                                             (380)                   (117)
          Other, net                                                      240                   (139)
          Changes in current assets and liabilities:
             Trade accounts receivable                                    762                   3,675
             Inventories                                               (6,011)                  5,082
             Accounts payable                                             783                    (821)
             Accrued expenses and deferred employee benefits            3,004                    (621)
             Other, net                                                   377                   1,707
                                                                     --------                --------
          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES             (5,047)                 10,186
                                                                     --------                --------

Cash flows from investing activities:
      Additions to property, plant and equipment                       (1,165)                 (3,882)
      Proceeds from disposal of property and equipment                     61                      46
      Proceeds from disposal of water rights                              276                      --
                                                                     --------                --------
          NET CASH USED BY INVESTING ACTIVITIES                          (828)                 (3,836)
                                                                     --------                --------

Cash flows from financing activities:
      Borrowings from Oregon Steel Mills, Inc.                         65,904                  32,430
      Payments to Oregon Steel Mills, Inc.                            (60,024)                (38,994)
      Payment of long-term debt                                            --                     (68)
                                                                     --------                --------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES              5,880                  (6,632)
                                                                     --------                --------

Net increase (decrease) in cash and cash equivalents                        5                    (282)
Cash and cash equivalents at the beginning of period                        5                     289
                                                                     --------                --------
Cash and cash equivalents at the end of period                       $     10                $      7
                                                                     ========                ========

Supplemental disclosures of cash flow information:
Cash paid for:
-------------
   Interest                                                          $  6,282                $  6,014




                  The accompanying notes are an integral part of the consolidated financial statements.

                                 NEW CF&I, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION
   ---------------------

     The consolidated financial statements include the accounts of New CF&I, Inc. and its subsidiaries ("New CF&I"). New CF&I owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I"), which is one of New CF&I's principal subsidiaries. Oregon Steel Mills, Inc. ("Oregon Steel") holds an 87 percent ownership interest in New CF&I. Oregon Steel also owns directly an additional 4.3 percent interest in CF&I. New CF&I also owns a 100 percent interest in the Colorado and Wyoming Railway Company, which is a short line railroad servicing CF&I. All significant intercompany balances and transactions have been eliminated.

     The unaudited financial statements include all adjustments, consisting of normal recurring accruals and other charges as described in Note 4 to the Consolidated Financial Statements, "Contingencies - CF&I Labor Dispute Settlement - Accounting", which in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to New CF&I's 2003 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised), "EMPLOYER'S DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS." SFAS No. 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. SFAS No. 132 (revised) retains and revises the disclosure requirement contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS No. 132 (revised) generally is effective for fiscal years ending after December 15, 2003. New CF&I discloses the requirements of SFAS No. 132 (revised) in Note 7 to the Consolidated Financial Statements.

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


2.       INVENTORIES
         -----------

     Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method. The components of inventories are as follows:

                                                MARCH 31,          DECEMBER 31,
                                                   2004                2003
                                                ---------          ------------
                                                       (IN THOUSANDS)

Raw materials                                    $15,204           $ 5,183
Semi-finished product                              4,779             5,683
Finished product                                  10,171            12,916
Stores and operating supplies                     10,885            11,246
                                                 -------           -------
    Total inventories                            $41,039           $35,028
                                                 =======           =======


3. LONG-TERM DEBT
   --------------

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

     At March 31, 2004 principal payments on longer-term debt were due as follows (in thousands):

                          2005 and beyond                  $265,304

     New CF&I experienced a net loss for the quarter ended March 31, 2004. Contributing to the adverse results was the interest paid by New CF&I to Oregon Steel for its financing and the labor dispute settlement charge adjustment of $7.0 million. New CF&I has been able to fulfill its needs for working capital and capital expenditures from operations and from the financing arrangement available from Oregon Steel. New CF&I expects that operations will continue for the remainder of 2004, with the realization of assets and discharge of liabilities in the ordinary course of business. New CF&I believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to New CF&I and, although the demand for repayment of the obligation in full is not expected during 2004, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that New CF&I would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to New CF&I.


4.       CONTINGENCIES
         -------------

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

     In connection with the acquisition of the steelmaking and finishing facilities located at Pueblo, Colorado ("Pueblo Mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the CDPHE finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At March 31, 2004, the remaining accrued liability was $27.5 million, of which $24.2 million was classified as non-current on the consolidated balance sheet.

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

     In response to the CDPHE settlement and the resolution of the EPA action, CF&I expensed $2.8 million in 2001 for possible fines and non-capital related expenditures. As of March 31, 2004, the remaining accrued liability was approximately $539,000.

     In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. The Title V permit has been modified several times and gives CF&I adequate time (at least 15 1/2 months after CDPHE issues the PSD permit) to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and to a much lesser degree, if necessary, purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices. Pricing and availability of billets is subject to significant volatility.

     In a related matter, in April 2000, the Union filed suit in U.S. District Court in Denver, Colorado, asserting that New CF&I and CF&I had violated the Clean Air Act at the Pueblo Mill for a period extending over five years. The Union sought declaratory judgement regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney's fees. On July 6, 2001, the presiding judge dismissed the suit. The 10th Circuit Court of Appeals on March 3, 2003 reversed the District Court's dismissal of the case and remanded the case for further hearing to the District Court. The parties to the above-referenced litigation have negotiated what purports to be an agreement to settle the labor dispute and all associated litigation, including that referenced above. See "Labor Matters" for a description of the settlement. If, for any reason, that settlement is not finalized, New CF&I does not believe the suit will have a material adverse effect on its results of operations; however, the result of litigation such as this is difficult to predict and an adverse outcome with significant penalties is possible.

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

     On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of March 31, 2004, approximately 824 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At March 31, 2004, approximately 126 Unreinstated Employees remain unreinstated.

     On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, CF&I has been returning unreinstated strikers to jobs, as positions became open. As noted above, there were approximately 126 Unreinstated Employees as of March 31, 2004. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded in February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees.

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

CF&I LABOR DISPUTE SETTLEMENT

     On January 15, 2004 CF&I announced a tentative agreement to settle the labor dispute between the Union and CF&I ("Settlement"). The Settlement is conditioned on, among other things, (1) its approval by shareholders of New CF&I, (2) ratification of a new collective bargaining agreement being executed between CF&I and the Union, (3) approval of the Settlement by the NLRB and the dismissal of cases pending before the NLRB related to the labor dispute and (4) various pending legal actions between New CF&I and CF&I and the Union being dismissed. The Settlement if approved will provide remedies for all outstanding unfair labor practices between CF&I and the Union and sets the stage for the ratification of a new five-year collective bargaining agreement. The Settlement includes the creation of a labor dispute settlement trust ("Trust") that will hold assets to be contributed by either New CF&I or CF&I. Assets of the Trust will include: (1) four million shares of Oregon Steel's common stock, (2) a cash contribution of $2,500 for each beneficiary of the trust, estimated to be in total $2.5 million, and (3) a ten year profit participation obligation consisting of 25% of CF&I operating income, as defined, not to exceed $3 million per year for years one through five and $4 million per year for years six through ten. The beneficiaries of the Trust are those individuals who (1) as of October 3, 1997 were employees of CF&I and represented by the Union, (2) as of December 31, 1997 had not separated, as defined, from CF&I and (3) are entitled to an allocation as defined in the Trust. The Settlement, certain elements of which will be effected through the new five-year collective bargaining agreement, also includes: (1) early retirement with immediate enhanced pension benefit where CF&I will offer bargaining unit employees an early retirement opportunity based on seniority until a maximum of 200 employees have accepted the offer, the benefit will include immediate and unreduced pension benefits for all years of service (including the period of the labor dispute) and for each year of service prior to March 3, 1993 (including service with predecessor companies) an additional monthly pension of $10, (2) pension credit for the period of the labor dispute whereby CF&I employees who went on strike will be given pension credit for both eligibility and pension benefit determination purposes for the period beginning October 3, 1997 and ending on the latest of said employees actual return to work, termination of employment, retirement or death, (3) pension credit for service with predecessor companies whereby for retirements after January 1, 2004, effective January 2, 2006 for each year of service prior to March 3, 1978 (including service with predecessor companies), CF&I will provide an additional monthly benefit to employees of $12.50, and for retirements after January 1, 2006, effective January 2, 2008 for each year of service between March 3, 1978 and March 3, 1993 (including service with predecessor companies), CF&I will provide an additional monthly benefit of $12.50, and (4) individuals who are members of the bargaining units as of October 3, 1997 will be immediately eligible to apply for and receive qualified long-term disability ("LTD") benefits on a go forward basis, notwithstanding the date of the injury or illness, service requirements or any filing deadlines. The Settlement also includes Oregon Steel's agreement to nominate a director designated by the Union on its Board of Directors, and to a broad based neutrality clause for certain of Oregon Steel's facilities in the future.

     On March 12, 2004, the Union membership at CF&I voted to accept the proposed Settlement and a new five-year collective bargaining agreement. The Settlement is still conditioned on the approval of the Settlement by the NLRB and the dismissal of cases pending before the NLRB related to the labor dispute, and the dismissal of other pending legal actions between New CF&I and CF&I and the Union.

CF&I LABOR DISPUTE SETTLEMENT - ACCOUNTING

     CF&I recorded charges of $31.1 million in the fourth quarter of 2003 and $7 million in the first quarter of 2004 related to the Settlement, the final amount of which is dependant upon the price of Oregon Steel's common stock on the effective date of the Settlement. The charge in the first quarter of 2004 is a result of adjusting the previously recorded value at December 31, 2003 of the four million shares of Oregon Steel common stock ($23.3 million at $5.81 per share) to market at March 31, 2004. The closing price of Oregon Steel's common stock on the New York Stock Exchange at March 31, 2004 was $7.56 per share, resulting in an additional labor dispute settlement charge of $7 million for the first quarter of 2004. CF&I will continue to adjust the common stock charge portion of the Settlement at the end of each quarter either up or down for the change in the price of Oregon Steel's common stock through the effective date of the Settlement. The accrual for the LTD benefits ($5.3 million at March 31, 2004) may also change, as better claims information becomes available. As employees accept the early retirement benefits, CF&I expects to record an additional charge during 2004 estimated at approximately $7.0 million related to these benefits. The enhancements to pension and post-retirement medical benefits for non-early retirees will be accounted for prospectively on the date at which plan amendments occur pursuant to the new five-year collective bargaining agreement in accordance with SFAS no. 87 and SFAS no. 106.

PURCHASE COMMITMENTS

     Effective February 2, 1993, CF&I entered into an agreement, which was subsequently amended on August 4, 1994, to purchase a base amount of oxygen produced at a facility located at the Pueblo Mill. The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at March 31, 2004 was $119,000.

GUARANTEES AND FINANCING ARRANGEMENTS

     On July 15, 2002, Oregon Steel issued $305 million of 10% First Mortgage Notes due 2009 ("10% Notes") at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of Oregon Steel, excluding accounts receivable, inventory, and certain other assets. As of March 31, 2004, Oregon Steel had outstanding $305 million of principal amount under the 10% Notes. The Indenture under which the Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of Oregon Steel's net income, as defined. Under these restrictions, there was no amount available for cash dividends at March 31, 2004. New CF&I and CF&I (collectively "Guarantors") guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.

     In addition, Oregon Steel, New CF&I, CF&I, and Colorado and Wyoming Railway Company are borrowers ("Borrowers") under a $65 million credit facility ("Credit Agreement"), which will expire on June 30, 2005, that is collateralized, in part, by certain equity and intercompany interests, accounts receivable and inventory of New CF&I and CF&I. At March 31, 2004, $5.0 million was restricted under the Credit Agreement, $15.4 million was restricted under outstanding letters of credit, and $44.6 million was available for use. Amounts under the Credit Agreement bear interest based on either (1) the prime rate plus a margin ranging from 0.25% to 1.00%, or (2) the adjusted LIBO rate plus a margin ranging from 2.50% to 3.25%. Unused commitment fees range from 0.25% to 0.75%. During the quarter, short-term borrowings ranged from zero to $17 million, at an interest rate of approximately 5%. As of March 31, 2004, there was no outstanding balance due under the Credit Agreement. Had there been an outstanding balance, the average interest rate for the Credit Agreement would have been 5.0%. The unused line fees were 0.75%. The margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on a quarterly leverage ratio. The Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, a borrowing availability limitation relating to inventory, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. Oregon Steel cannot pay cash dividends without prior approval from the lenders. At March 31, 2004, the Borrowers were in compliance with the Credit Agreement covenants.


OTHER CONTINGENCIES

     New CF&I is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters would not have a material adverse effect on the consolidated financial condition of New CF&I, its results of operations, and liquidity.


5. INTANGIBLE ASSETS
   -----------------

The carrying amount of intangible assets and the associated amortization expenses are as follows:

                                                      AS OF MARCH 31, 2004
                                                --------------------------------
                                                GROSS CARRYING       ACCUMULATED
                                                    AMOUNT          AMORTIZATION
                                                --------------      ------------
                                                         (IN THOUSANDS)

     AMORTIZED INTANGIBLE ASSETS
     ---------------------------
          Proprietary technology                    $ 1,653             $ (836)
                                                    =======             ======
          Water rights                              $11,443             $ (566)
                                                    =======             =======

     AGGREGATE AMORTIZATION EXPENSE
     ------------------------------
          For the three months ended 3/31/04            $28
..

     ESTIMATED AMORTIZATION EXPENSE
     ------------------------------
          For the year ended 12/31/04                  $110
          For the year ended 12/31/05                  $110
          For the year ended 12/31/06                  $110
          For the year ended 12/31/07                  $110
          For the year ended 12/31/08                  $110

6. INCOME TAXES
   ------------

     The effective income tax benefit rate was 48.8% for the three months ended March 31, 2004, as compared to a tax benefit rate of 32.7% in the corresponding period in 2003. The effective income tax rate for the first three months of 2004 varied from the combined state and federal statutory rate principally because Oregon Steel reversed a portion of the valuation allowance, established in 2003, for certain federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits that were allocated to New CF&I as noted below.

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

     SFAS No. 109, "Accounting for Income Taxes," requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits each be recorded as an asset to the extent that management assesses the utilization of such assets to be "more likely than not"; otherwise, a valuation allowance is required to be recorded. Based on this guidance, Oregon Steel reduced its valuation allowance in the three months ended March 31, 2004 due to less uncertainty regarding the realization of deferred tax assets. New CF&I has been allocated $0.9 million of this valuation allowance reduction for the three months ended March 31, 2004.

     Oregon Steel will continue to evaluate the need for valuation allowances in the future. Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowances.


7. EMPLOYEE BENEFIT PLANS
   ----------------------

     New CF&I has noncontributory defined benefit retirement plans, certain health care and life insurance benefits, and qualified Thrift (401(k)) plans covering all of its eligible domestic employees.

Components of net periodic benefit cost for the quarter related to the defined benefit and certain health care and life insurance benefit plans were:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                         2004         2003
                                                       -------      -------
                                                          (IN THOUSANDS)
Service cost                                           $   586      $   577
Interest cost                                              759          698
Expected return on plan assets                            (442)        (393)
Recognized net loss                                        231          196
Recognized prior service cost                               18           18
                                                       -------      -------
    Total net periodic benefit cost for the quarter    $ 1,152      $ 1,096
                                                       =======      =======

ITEM 1.  FINANCIAL STATEMENTS - CF&I STEEL, L.P.

                                                 CF&I STEEL, L.P.
                                                  BALANCE SHEETS
                                                  (IN THOUSANDS)

                                                                 MARCH 31,         DECEMBER 31,
                                                                   2004                2003
                                                             --------------       ---------------
                                                                (UNAUDITED)
                                               ASSETS
Current assets:
      Cash and cash equivalents                                $      --               $      --
      Trade accounts receivable, net of allowance for
      doubtful accounts of $533 and $361                          34,653                  35,544
      Inventories                                                 40,704                  34,729
      Other                                                        1,013                   1,511
                                                               ---------               ---------
           Total current assets                                   76,370                  71,784
                                                               ---------               ---------

Property, plant and equipment:
      Land and improvements                                        3,220                   3,219
      Buildings                                                   18,533                  18,459
      Machinery and equipment                                    270,505                 268,112
      Construction in progress                                     4,692                   6,030
                                                               ---------               ---------
                                                                 296,950                 295,820
      Accumulated depreciation                                  (139,949)               (135,394)
                                                               ---------               ---------
           Net property, plant and equipment                     157,001                 160,426
                                                               ---------               ---------

      Intangibles, net                                            11,694                  11,803
                                                               ---------               ---------
                   TOTAL ASSETS                                $ 245,065               $ 244,013
                                                               =========               =========

                                            LIABILITIES
Current liabilities:
      Accounts payable                                         $  47,584               $  46,049
      Accrued expenses                                            21,573                  18,713
                                                               ---------               ---------
           Total current liabilities                              69,157                  64,762

Long-term debt -- Oregon Steel Mills, Inc.                       265,304                 259,424
Long-term debt -- New CF&I, Inc.                                  21,756                  21,756
Environmental liability                                           24,232                  24,885
Deferred employee benefits                                        27,892                  27,659
                                                               ---------               ---------
           Total liabilities                                     408,341                 398,486
                                                               ---------               ---------
Contingencies (Note 4)

                                         PARTNERS' DEFICIT

General partner                                                 (155,439)               (147,059)
Limited partners                                                  (7,837)                 (7,414)
                                                               ---------               ---------
           Total partners' deficit                              (163,276)               (154,473)
                                                               ---------               ---------
                   TOTAL LIABILITIES AND PARTNERS' DEFICIT     $ 245,065               $ 244,013
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

                                                   CF&I STEEL, L.P.
                                               STATEMENTS OF OPERATIONS
                                                    (IN THOUSANDS)
                                                     (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                          2004           2003
                                                    ------------     -----------
Sales:
     Product Sales                                     $ 100,926      $  86,821
     Freight                                               3,780          3,968
                                                       ---------      ---------
                                                         104,706         90,789

COSTS AND EXPENSES:
     Cost of sales                                        94,388         82,563
     Labor dispute settlement adjustment (Note 4)          7,000             --
     Gain on sale of assets                                 (231)           (39)
     Selling, general and administrative                   3,893          4,525
     Incentive compensation                                2,139             --
                                                       ---------      ---------
                                                         107,189         87,049
                                                       ---------      ---------
     OPERATING INCOME (LOSS)                              (2,483)         3,740

OTHER INCOME (EXPENSE):
     Interest expense                                     (6,382)        (6,236)
     Other income, net                                        62             67
                                                       ---------      ---------
     NET LOSS                                          $  (8,803)     $  (2,429)
                                                       =========      =========





               The accompanying notes are an integral part of the financial statements.


                                                   CF&I STEEL, L.P.
                                              STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)
                                                     (UNAUDITED)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------------
                                                                   2004                    2003
                                                                ---------               ----------

Cash flows from operating activities:
    Net loss                                                    $ (8,803)               $ (2,429)
    Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
        Depreciation and amortization                              4,619                   4,654
        Long-term environmental liability                           (653)                 (1,574)
        Gain on sale of assets                                      (231)                    (39)
        Other, net                                                    --                     121
        Changes in current assets and liabilities:
           Trade accounts receivable                                 891                   3,367
           Inventories                                            (5,975)                  5,098
           Accounts payable                                        1,535                    (609)
           Accrued expenses and deferred employee benefits         3,093                      --
           Other, net                                                498                   1,865
                                                                --------                --------
        NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES          (5,026)                 10,454
                                                                --------                --------

Cash flows from investing activities:
    Additions to property, plant and equipment                    (1,161)                 (3,868)
    Proceeds from disposal of property and equipment                  31                      46
    Proceeds from disposal of water rights                           276                      --
                                                                --------                --------
        NET CASH USED BY INVESTING ACTIVITIES                       (854)                 (3,822)
                                                                --------                --------

Cash flows from financing activities:
    Borrowings from related parties                               65,904                  32,430
    Payments to related parties                                  (60,024)                (38,994)
    Payment of long-term debt                                         --                     (68)
                                                                --------                --------
         NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES          5,880                  (6,632)
                                                                --------                --------

Net increase (decrease) in cash and cash equivalents                  --                      --
Cash and cash equivalents at the beginning of the quarter             --                      --
                                                                --------                --------
Cash and cash equivalents at the end of the quarter             $     --                $     --
                                                                ========                ========

Supplemental disclosures of cash flow information:
Cash paid for:
-------------
    Interestst                                                  $  6,282                $  6,014





               The accompanying notes are an integral part of the financial statements.

                                CF&I STEEL, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION
   ---------------------

     The financial statements include the accounts of CF&I Steel, L.P. ("CF&I"). Oregon Steel Mills, Inc. ("Oregon Steel") owns an 87 percent interest in New CF&I, Inc. ("New CF&I") which owns a 95.2 percent interest in CF&I. Oregon Steel also owns directly an additional 4.3 percent interest in CF&I. In January 1998, CF&I assumed the trade name of Rocky Mountain Steel Mills.

     The unaudited financial statements include all adjustments, consisting of normal recurring accruals and other charges as described in Note 4 to the Financial Statements, "Contingencies - CF&I Labor Dispute Settlement - Accounting", which in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to CF&I's 2003 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.


RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised), "EMPLOYER'S DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS." SFAS No. 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. SFAS No. 132 (revised) retains and revises the disclosure requirement contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS No. 132 (revised) generally is effective for fiscal years ending after December 15, 2003. CF&I discloses the requirements of SFAS No. 132 (revised) in Note 6 to the Financial Statements.


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


2.       INVENTORIES
         -----------

     Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method. The components of inventories are as follows:

                                                MARCH 31,          DECEMBER 31,
                                                  2004                 2003
                                                ---------          ------------
                                                       (IN THOUSANDS)

        Raw materials                            $15,204                $5,183
        Semi-finished product                      4,779                 5,683
        Finished product                          10,171                12,916
        Stores and operating supplies             10,550                10,947
                                                 -------               -------
            Total inventories                    $40,704               $34,729
                                                 =======               =======


3. LONG-TERM DEBT
   --------------

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

     At March 31, 2004 principal payments on longer-term debt were due as follows (in thousands):

                                 2005 and beyond                 $265,304

     CF&I experienced a net loss for the quarter ended March 31, 2004. Contributing to the adverse results was the interest paid by CF&I to Oregon Steel for its financing and a labor dispute settlement charge adjustment of $7.0 million. CF&I has been able to fulfill its needs for working capital and capital expenditures from operations and from the financing arrangement available from Oregon Steel. CF&I expects that operations will continue for the remainder of 2004, with the realization of assets and discharge of liabilities in the ordinary course of business. CF&I believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to CF&I and, although the demand for repayment of the obligation in full is not expected during 2004, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that CF&I would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to CF&I.



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

     In connection with the acquisition of the steelmaking and finishing facilities located at Pueblo, Colorado ("Pueblo Mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the CDPHE finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At March 31, 2004, the remaining accrued liability was $27.5 million, of which $24.2 million was classified as non-current on the consolidated balance sheet.

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

     In response to the CDPHE settlement and the resolution of the EPA action, CF&I expensed $2.8 million in 2001 for possible fines and non-capital related expenditures. As of March 31, 2004, the remaining accrued liability was approximately $539,000.

     In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. The Title V permit has been modified several times and gives CF&I adequate time (at least 15 1/2 months after CDPHE issues the PSD permit) to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and to a much lesser degree, if necessary, purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices. Pricing and availability of billets is subject to significant volatility.

     In a related matter, in April 2000, the Union filed suit in U.S. District Court in Denver, Colorado, asserting that New CF&I and CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. The Union sought declaratory judgement regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney's fees. On July 6, 2001, the presiding judge dismissed the suit. The 10th Circuit Court of Appeals on March 3, 2003 reversed the District Court's dismissal of the case and remanded the case for further hearing to the District Court. The parties to the above-referenced litigation have negotiated what purports to be an agreement to settle the labor dispute and all associated litigation, including that referenced above. See "Labor Matters" for a description of the settlement. If, for any reason, that settlement is not finalized, CF&I does not believe the suit will have a material adverse effect on its results of operations; however, the result of litigation such as this is difficult to predict and an adverse outcome with significant penalties is possible.


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

     On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of March 31, 2004, approximately 824 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At March 31, 2004, approximately 126 Unreinstated Employees remain unreinstated.

     On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, CF&I has been returning unreinstated strikers to jobs, as positions became open. As noted above, there were approximately 126 Unreinstated Employees as of March 31, 2004. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded in February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees.

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

CF&I LABOR DISPUTE SETTLEMENT

     On January 15, 2004 CF&I announced a tentative agreement to settle the labor dispute between the Union and CF&I ("Settlement"). The Settlement is conditioned on, among other things, (1) its approval by shareholders of New CF&I, (2) ratification of a new collective bargaining agreement being executed between CF&I and the Union, (3) approval of the Settlement by the NLRB and the dismissal of cases pending before the NLRB related to the labor dispute and (4) various pending legal actions between New CF&I and CF&I and the Union being dismissed. The Settlement if approved will provide remedies for all outstanding unfair labor practices between CF&I and the Union and sets the stage for the ratification of a new five-year collective bargaining agreement. The Settlement includes the creation of a labor dispute settlement trust ("Trust") that will hold assets to be contributed by either New CF&I or CF&I. Assets of the Trust will include: (1) four million shares of Oregon Steel's common stock, (2) a cash contribution of $2,500 for each beneficiary of the trust, estimated to be in total $2.5 million, and (3) a ten year profit participation obligation consisting of 25% of CF&I operating income, as defined, not to exceed $3 million per year for years one through five and $4 million per year for years six through ten. The beneficiaries of the Trust are those individuals who (1) as of October 3, 1997 were employees of CF&I and represented by the Union, (2) as of December 31, 1997 had not separated, as defined, from CF&I and (3) are entitled to an allocation as defined in the Trust. The Settlement, certain elements of which will be effected through the new five-year collective bargaining agreement, also includes: (1) early retirement with immediate enhanced pension benefit where CF&I will offer bargaining unit employees an early retirement opportunity based on seniority until a maximum of 200 employees have accepted the offer, the benefit will include immediate and unreduced pension benefits for all years of service (including the period of the labor dispute) and for each year of service prior to March 3, 1993 (including service with predecessor companies) an additional monthly pension of $10, (2) pension credit for the period of the labor dispute whereby CF&I employees who went on strike will be given pension credit for both eligibility and pension benefit determination purposes for the period beginning October 3, 1997 and ending on the latest of said employees actual return to work, termination of employment, retirement or death, (3) pension credit for service with predecessor companies whereby for retirements after January 1, 2004, effective January 2, 2006 for each year of service prior to March 3, 1978 (including service with predecessor companies), CF&I will provide an additional monthly benefit to employees of $12.50, and for retirements after January 1, 2006, effective January 2, 2008 for each year of service between March 3, 1978 and March 3, 1993 (including service with predecessor companies), CF&I will provide an additional monthly benefit of $12.50, and (4) individuals who are members of the bargaining units as of October 3, 1997 will be immediately eligible to apply for and receive qualified long-term disability ("LTD") benefits on a go forward basis, notwithstanding the date of the injury or illness, service requirements or any filing deadlines. The Settlement also includes Oregon Steel's agreement to nominate a director designated by the Union on its Board of Directors, and to a broad based neutrality clause for certain of Oregon Steel's facilities in the future.

     On March 12, 2004, the Union membership at CF&I voted to accept the proposed Settlement and a new five-year collective bargaining agreement. The Settlement is still conditioned on the approval of the Settlement by the NLRB and the dismissal of cases pending before the NLRB related to the labor dispute, and the dismissal of other pending legal actions between New CF&I and CF&I and the Union.

CF&I LABOR DISPUTE SETTLEMENT - ACCOUNTING

     CF&I recorded charges of $31.1 million in the fourth quarter of 2003 and $7 million in the first quarter of 2004 related to the Settlement, the final amount of which is dependant upon the price of Oregon Steel's common stock on the effective date of the Settlement. The charge in the first quarter of 2004 is a result of adjusting the previously recorded value at December 31, 2003 of the four million shares of Oregon Steel common stock ($23.3 million at $5.81 per share) to market at March 31, 2004. The closing price of Oregon Steel's common stock on the New York Stock Exchange at March 31, 2004 was $7.56 per share, resulting in an additional labor dispute settlement charge of $7 million for the first quarter of 2004. CF&I will continue to adjust the common stock charge portion of the Settlement at the end of each quarter either up or down for the change in the price of Oregon Steel's common stock through the effective date of the Settlement. The accrual for the LTD benefits ($5.3 million at March 31, 2004) may also change, as better claims information becomes available. As employees accept the early retirement benefits, CF&I expects to record an additional charge during 2004 estimated at approximately $7.0 million related to these benefits. The enhancements to pension and post-retirement medical benefits for non-early retirees will be accounted for prospectively on the date at which plan amendments occur pursuant to the new five-year collective bargaining agreement in accordance with SFAS 87 and SFAS 106.


PURCHASE COMMITMENTS

     Effective February 2, 1993, CF&I entered into an agreement, which was subsequently amended on August 4, 1994, to purchase a base amount of oxygen produced at a facility located at the Pueblo Mill. The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at March 31, 2004 was $119,000.

GUARANTEES AND FINANCING ARRANGEMENTS

     On July 15, 2002, Oregon Steel issued $305 million of 10% First Mortgage Notes due 2009 ("10% Notes") at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of Oregon Steel, excluding accounts receivable, inventory, and certain other assets. As of March 31, 2004, Oregon Steel had outstanding $305 million of principal amount under the 10% Notes. The Indenture under which the Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of Oregon Steel's net income, as defined. Under these restrictions, there was no amount available for cash dividends at March 31, 2004. New CF&I and CF&I (collectively "Guarantors") guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.

     In addition, Oregon Steel, New CF&I, CF&I, and Colorado & Wyoming Railroad are borrowers ("Borrowers") under a $65 million credit facility ("Credit Agreement"), which will expire on June 30, 2005, that is collateralized, in part, by certain equity and intercompany interests, accounts receivable and inventory of New CF&I and CF&I. At December 31, 2003, $5.0 million was restricted under the Credit Agreement, $15.4 million was restricted under outstanding letters of credit, and $44.6 million was available for use. Amounts under the Credit Agreement bear interest based on either (1) the prime rate plus a margin ranging from 0.25% to 1.00%, or (2) the adjusted LIBO rate plus a margin ranging from 2.50% to 3.25%. Unused commitment fees range from 0.25% to 0.75%. During the year, short-term borrowings ranged from zero to $17 million, at an interest rate of approximately 5%. As of March 31, 2004, there was no outstanding balance due under the Credit Agreement. Had there been an outstanding balance, the average interest rate for the Credit Agreement would have been 5.0%. The unused line fees were 0.75%. The margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on a quarterly leverage ratio. The Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, a borrowing availability limitation relating to inventory, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. Oregon Steel cannot pay cash dividends without prior approval from the lenders. At March 31, 2004, the Borrowers were in compliance with the Credit Agreement covenants.


OTHER CONTINGENCIES

     CF&I is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters would not have a material adverse effect on the financial condition of CF&I.


5. INTANGIBLE ASSETS
   -----------------

     The carrying amount of intangible assets and the associated amortization expenses are as follows:
                                                        AS OF MARCH 31, 2004
                                                  ------------------------------

                                                  GROSS CARRYING   ACCUMULATED
                                                     AMOUNT        AMORTIZATION
                                                  --------------   ------------
                                                           (IN THOUSANDS)

        AMORTIZED INTANGIBLE ASSETS
        ---------------------------
             Proprietary technology                  $ 1,653             $ (836)
                                                     =======             ======
             Water rights                            $11,443             $ (566)
                                                     =======             =======

        AGGREGATE AMORTIZATION EXPENSE
        ------------------------------
             For the three months ended 3/31/04          $28
..
        ESTIMATED AMORTIZATION EXPENSE
        ------------------------------
             For the year ended 12/31/04                $110
             For the year ended 12/31/05                $110
             For the year ended 12/31/06                $110
             For the year ended 12/31/07                $110
             For the year ended 12/31/08                $110

6. EMPLOYEE BENEFIT PLANS
   ----------------------

     CF&I has noncontributory defined benefit retirement plans, certain health care and life insurance benefits, and qualified Thrift (401(k)) plans covering all of its eligible domestic employees.

Components of net periodic benefit cost for the quarter related to the defined benefit and certain health care and life insurance benefit plans were:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                         2004         2003
                                                       --------     --------
                                                          (IN THOUSANDS)
Service cost                                           $   586      $   577
Interest cost                                              759          698
Expected return on plan assets                            (442)        (393)
Recognized net loss                                        231          196
Recognized prior service cost                               18           18
                                                       -------      -------
    Total net periodic benefit cost for the quarter    $ 1,152      $ 1,096
                                                       =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
-------

     The following information contains forward-looking statements, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements made in this report that are not statements of historical fact are forward-looking statements. Forward-looking statements made in this report can be identified by forward-looking words such as, but not limited to, "expect," "anticipate," "believe," "intend," "plan," "seek," "estimate," "continue," "may," "will," "would," "could," and similar expressions. These forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. These risks and uncertainties include, but are not limited to, general business and economic conditions; competitive products and pricing, as well as fluctuations in demand; the supply of imported steel and subsidies provided by foreign governments to support steel companies domiciled in their countries; changes in U.S. or foreign trade policies affecting steel imports or exports; potential equipment malfunction; work stoppages; plant construction and repair delays; reduction in electricity supplies and the related increased costs and possible interruptions of supply; changes in the availability and costs of raw materials and supplies used by the Company, costs of environmental compliance and the impact of governmental regulations; risks related to the outcome of the pending Union lawsuit, and failure of the Company to predict the impact of lost revenues associated with interruption of the Company's, its customers' or suppliers' operations.

     The New CF&I, Inc. ("New CF&I" or "the Company") consolidated financial statements include the accounts of CF&I Steel, L.P. ("CF&I"), a 95.2% owned subsidiary, and the Colorado and Wyoming Railway Company, a wholly-owned short-line railroad, serving principally the steel mill in Pueblo, Colorado ("Pueblo Mill"). For the three months ended March 31, 2004 and 2003, sales of CF&I were 98.1%, of the consolidated sales of the Company. For the three months ended March 31, 2004, cost of sales of CF&I (including the labor dispute settlement adjustment) were 98.9% compared to 98.4% for the same period in 2003, of the consolidated cost of sales of the Company.


OVERVIEW
--------

     On January 15, 2004 CF&I announced a tentative agreement to settle the labor dispute between the Union and CF&I. CF&I recorded a charge of $31.1 million in the fourth quarter of 2003 and an additional charge of $7 million in the first quarter of 2004 related to the tentative settlement. See Note 4 to the Consolidated Financial Statements - "Contingencies - CF&I Labor Dispute Settlement - Accounting" for a discussion of the accounting for the tentative agreement.

     On December 4, 2003, President Bush lifted the tariffs on imports of steel that were imposed March 5, 2002. The tariffs were designed to give the U.S. Steel Industry time to restructure and become competitive in the global steel market. Since the lifting of the tariffs, the steel industry has seen a dramatic increase in both the cost of raw materials and the selling price of most steel products. The Company believes that current market conditions are the result of the combination of a strong steel demand in Asia, a weak United States dollar, and an increase in ocean freight costs. The Company anticipates that market conditions will remain unsettled into the foreseeable future. During this period of time, the Company believes that it will continue to incur increased costs for raw materials and achieve increased selling prices to offset these higher costs.


2004 OUTLOOK
------------

     For 2004, the Company expects to ship approximately 380,000 tons and 482,000 tons of rail and rod and bar products, respectively. At these shipment levels the rail and rod and bar mills would be at 90 percent and 100 percent, respectively, of their rated capacities. Seamless pipe shipments will be dependent on market conditions in the drilling industry. At the present time the seamless mill is not operating. The Company anticipates that average selling prices in 2004 for rail and rod and bar products will be higher than those of 2003. Although higher raw material and high energy costs are expected to somewhat reduce the positive impact of higher selling prices on operating income, the Company expects consolidated operating income to be higher in 2004 versus 2003.

RESULTS OF OPERATIONS
---------------------

The following table sets forth tonnage sold, sales and average selling price per ton:

                                            THREE MONTHS ENDED MARCH 31,
                                            ----------------------------
                                                 2004           2003
                                              ---------      --------
Tonnage sold:
    Rail                                       100,700        113,000
    Rod and Bar                                130,000        115,500
    Seamless Pipe (1)                            2,800         10,900
                                              --------       --------
      Total                                    233,500        239,400
                                              ========       ========

Sales (in thousands):                         $106,770       $ 92,556
Average selling price per ton:                $    457       $    386

------------------------
(1) CF&I suspended operation of the seamless pipe mill from mid-November 2003 to date.

         SALES. The increase in product sales and average product sales price was primarily due to higher average selling prices for rod and bar products and to a lesser extent, rail. The decrease in tonnage shipments was primarily due to lower rail and seamless pipe shipments, partially offset by increased rod and bar shipments. Increased selling prices are the result of a combination of factors including strong demand for steel products in Asia, a weak United States dollar and increased ocean freight costs, all of which make the United States market less attractive to foreign producers.


         GROSS PROFITS

                                                                       THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------------------------
                                                               2004          2003         CHANGE      % CHANGE
                                                               ----          ----         ------      --------
                   Gross Profit                               $11,259       $8,683        $2,576       29.67%



         The increase in gross profit was primarily a result of increased volume in rod and bar products and higher average sales prices discussed above, partially offset by higher scrap cost and the inability of CF&I to fully recover its cost of raw material for rail products.


         SELLING, GENERAL & ADMINISTRATIVE

                                                                       THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------------------------
                                                               2004          2003         CHANGE      % CHANGE
                                                               ----          ----         ------      --------
                   Selling, General and Administrative        $3,940        $4,632        $(692)       (15)%


      The decrease in selling, general and administrative expenses for the first quarter of 2004 was primarily the result of decreased costs and depreciation for information technology support and equipment and a decrease in legal expense.


         INTEREST EXPENSE

                                                                       THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------------------------
                                                               2004          2003         CHANGE      % CHANGE
                                                               ----          ----         ------      --------
                   Interest Expense                           $6,127        $5,937         $191         3.2%


      The increase in interest expense was due to an increase in intercompany borrowings from Oregon Steel.

     INCOME TAX BENEFIT

                                                                       THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------------------------
                                                               2004          2003         CHANGE      % CHANGE
                                                              ------         ----         ------      --------

                   Income Tax Benefit                         $3,535         $547         $2,988      546.25%


      The effective income tax benefit rate was 48.8% for the first quarter of 2004, compared to the income tax benefit rate of 32.7% in the first quarter of 2003. The effective income tax rate for 2004 varied from the combined state and federal statutory rate principally because the Company reversed a portion of the valuation allowance, established in 2003, for certain federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits and the resulting interplay of the complex tax allocation agreement between New CF&I and Oregon Steel.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Cash flow used by operations for the first quarter of 2004 was $5 million compared to $10.2 million of cash provided by operations in the first quarter of 2003. The items primarily affecting the $15.2 million decrease in operating cash flows were (1) an increase in net loss of $2.6 million, (2) an increase in inventory of $6 million versus a decrease of $5.1 million in 2003 and (3) a $3.3 million increase in the change in deferred taxes due to a larger loss before income taxes of $7.2 million in 2004 versus $1.7 million in 2003.

      Net working capital at March 31, 2004 increased by $1.5 million compared to March 31, 2003, primarily due to an increase in inventory. During the first quarter of 2004, the Company expended (exclusive of capital interest) approximately $1.2 million on capital projects.

      Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term, are provided through two loans from Oregon Steel to CF&I. As of March 31, 2004, $265.3 million of aggregate principal amount of the loans was outstanding, all of which was classified as long-term, based upon the intent of Oregon Steel to extend the maturity date of the loans. The loans include interest on the daily amount outstanding at the rate of 10.65%. The principal on the two loans is due on demand or, if no demand is made, $220 million is due on December 31, 2004, and $45.3 million is due on December 31, 2005. Oregon Steel does not expect to demand repayment of the obligation during 2004. Interest on the principal amount of the loans is payable monthly. Because the loans from Oregon Steel are due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future.

      The Company has been able to fulfill its needs for working capital and capital expenditures from operations and its financing arrangement with Oregon Steel. The Company expects that operations will continue for 2004, with the realization of assets, and discharge of liabilities in the ordinary course of business. The Company believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to the Company and, although the demand for repayment of the obligations in full is not expected during 2004, Oregon Steel may demand repayment of the loans at any time. If Oregon Steel were to demand repayment of the loans, it is not likely that the Company would be able to obtain the external financing necessary to repay the loans or to fund its capital expenditures and other cash needs, and if available, that such financing would be on terms as favorable to the Company as that provided by Oregon Steel. The failure of either the Company or Oregon Steel to maintain their current financing arrangements would likely have a material adverse impact on the Company and CF&I.

      In addition, Oregon Steel, the Company, CF&I, and C&W are borrowers under the Oregon Steel Credit Agreement, which will expire on June 30, 2005. At March 31, 2004, $5.0 million was restricted under the Credit Agreement, $15.4 million was restricted under outstanding letters of credit, and $44.6 million was available for use. The Credit Agreement is secured primarily by the borrowers' accounts receivable and inventory in addition to certain equity and intercompany interests of the borrowers. Amounts under the Credit Agreement bear interest based on either (1) the prime rate plus a margin ranging from 0.25% to 1.00%, or
(2) the adjusted LIBO rate plus a margin ranging from 2.50% to 3.25%. Unused commitment fees range from 0.25% to 0.75%. During the quarter, short-term borrowings ranged from zero to $17 million, at an interest rate of approximately 5%. As of March 31, 2004, there was no outstanding balance due under the Credit Agreement. Had there been an outstanding balance, the average interest rate for the Credit Agreement would have been 5.0%. The unused line fees were 0.75%. The margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on a quarterly leverage ratio. The Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, a borrowing availability limitation relating to inventory, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. Although the Company, CF&I and C&W are borrowers under the Oregon Steel Credit Agreement, the Company, CF&I and C&W borrow directly from Oregon Steel as discussed above.

      The Company's level of indebtedness presents other risks to investors, including the possibility that the Company and its subsidiaries may be unable to generate cash sufficient to pay the principal of and interest on their indebtedness when due. In that event, the holders of the indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and to proceed against their collateral, if applicable. These actions would likely have a material adverse effect on the Company. In addition, CF&I faces potential costs and liabilities associated with environmental compliance and remediation issues and the labor dispute at the Pueblo Mill. See
Part 1, Note 4 to the Consolidated Financial Statements, "Contingencies" of this quarterly report for a description of those matters. Any costs or liabilities in excess of those expected by CF&I could have a material adverse effect on the Company.




OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

      Information on the Company's off balance sheet arrangements is disclosed in the contractual obligations table of the Company's 2003 Form 10-K.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

         No material changes.


ITEM 4.    CONTROLS AND PROCEDURES
           -----------------------

      As of March 31, 2004, New CF&I and CF&I carried out an evaluation, under the supervision and with the participation of New CF&I's and CF&I's management, including New CF&I's and CF&I's Chief Executive Officer and New CF&I's and CF&I's Chief Financial Officer, of the effectiveness of the design and operation of New CF&I's and CF&I's disclosure controls and procedures. Based on the evaluation, New CF&I's and CF&I's Chief Executive Officer and Chief Financial Officer have concluded that New CF&I's and CF&I's disclosure controls and procedures are effective to ensure that information required to be disclosed by New CF&I and CF&I in the reports they file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in New CF&I's and CF&I's internal controls or in other factors that could significantly affect these controls including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to the date New CF&I and CF&I completed their evaluation.

PART II  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

      See Part 1, "Consolidated Financial Statements - Note 4, Contingencies" for a discussion of the status of (a) the environmental issues, and (b) the status of the labor dispute.

      The Company is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition of the Company.

      The Company maintains insurance against various risks, including certain types of tort liability arising from the sale of its products. The Company does not maintain insurance against liability arising out of waste disposal or on-site remediation of environmental contamination because of the high cost of that coverage. There is no assurance that the insurance coverage carried by the Company will be available in the future at reasonable rates, if at all.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

       31.1 Certification of Chief Executive Officer required by Rules 13a-14(a) and 15d-14(a) as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification of Chief Financial Officer required by Rules 13a-14(a) and 15d-14(a) as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.2 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

              No reports on 8K were filed by the Registrants during the quarter ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                NEW CF&I, INC.


Date:  May 14, 2004                          /s/  Jeff S. Stewart
                                       -----------------------------------------
                                       Jeff S. Stewart
                                       Corporate Controller

                                                CF&I STEEL, L.P.
                                       BY:  NEW CF&I, INC.
                                       GENERAL PARTNER


Date:  May 14, 2004                          /s/  Jeff S. Stewart
                                       -----------------------------------------
                                       Jeff S. Stewart
                                       Corporate Controller
                                       New CF&I, Inc.

                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.
                                  EXHIBIT INDEX


              LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
                              ENDED MARCH 31, 2004



       31.1 Certification of Chief Executive Officer required by Rules 13a-14(a) and 15d-14(a) as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification of Chief Financial Officer required by Rules 13a-14(a) and 15d-14(a) as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.2 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.