Form 10-Q
period 2004-06-30
CF&I STEEL L P
filed 2004-08-13
CIK 1008914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2004
                              --------------------------------------------------
                                       OR
/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

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
                                            Yes       X       No
                                                     ---         ----

            Indicate by check mark whether the registrant (1) is an accelerated filer (as defined in Rule 12b-2 of the Act)

                                            Yes               No  X
                                                     ---         ---

                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.
                                TABLE OF CONTENTS


   PART I.   FINANCIAL INFORMATION.............................................2

          Item 1.  Financial Statements - New CF&I, Inc........................2

                   Notes to Consolidated Financial Statements..................5

          Item 1.  Financial Statements - CF&I Steel, L.P.....................11

                   Notes to Financial Statements..............................14

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations..............20

          Item 3.  Quantitative and Qualitative Disclosures
                   about Market Risk..........................................24

          Item 4.  Controls and Procedures....................................25

   PART II.OTHER INFORMATION..................................................26

          Item 1.  Legal Proceedings..........................................26

          Item 6.   Exhibits and Reports on Form 8-K..........................26

   SIGNATURES      ...........................................................27

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS - NEW CF&I, INC.

                                                      NEW CF&I, INC.
                                                CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS EXCEPT FOR PER SHARE AND SHARE AMOUNTS)
                                                                       JUNE 30,           DECEMBER 31,
                                                                         2004                 2003
                                                                    ------------         -------------
                                               ASSETS                (UNAUDITED)
Current assets:
      Cash and cash equivalents                                      $       1              $       5
      Trade accounts receivable, net of allowance for
      doubtful accounts of $1,054 and $361                              44,184                 39,097
      Inventories                                                       36,808                 35,028
      Deferred income taxes                                              3,707                  3,396
      Other                                                              1,625                  1,754
                                                                     ---------              ---------
           Total current assets                                         86,325                 79,280
                                                                     ---------              ---------

Property, plant and equipment:
      Land and improvements                                              3,225                  3,225
      Buildings                                                         19,926                 19,852
      Machinery and equipment                                          274,458                270,772
      Construction in progress                                           5,994                  6,030
                                                                     ---------              ---------
                                                                       303,603                299,879
      Accumulated depreciation                                        (146,507)              (137,622)
                                                                     ---------              ---------
           Net property, plant and equipment                           157,096                162,257
                                                                     ---------              ---------

Intangibles, net                                                        11,662                 11,803
Deferred income taxes                                                   47,651                 37,766
Minority interest                                                        8,179                  6,969
                                                                     ---------              ---------
                   TOTAL ASSETS                                      $ 310,913              $ 298,075
                                                                     =========              =========
                                            LIABILITIES
Current liabilities:
      Accounts payable                                               $  50,274              $  38,923
      Accrued expenses                                                  25,719                 21,363
                                                                     ---------              ---------
           Total current liabilities                                    75,993                 60,286

Long-term debt -- Oregon Steel Mills, Inc.                             273,197                259,424
Environmental liability                                                 23,811                 24,885
Deferred employee benefits                                              26,981                 27,659
Other liabilities                                                          256                     --
                                                                     ---------              ---------
           Total liabilities                                           400,238                372,254
                                                                     ---------              ---------

Redeemable common stock, 26 shares                                      21,840                 21,840
                                                                     ---------              ---------
Contingencies (Note 4)
                                       STOCKHOLDERS' DEFICIT
Common stock, par value $1 per share, 1,000
      shares authorized; 200 issued and outstanding                          1                      1
Additional paid-in capital                                              16,603                 16,603
Accumulated deficit                                                   (123,569)              (108,423)
Accumulated other comprehensive loss:
      Minimum pension liability                                         (4,200)                (4,200)
                                                                     ---------              ---------
           Total stockholders' deficit                                (111,165)               (96,019)
                                                                     ---------              ---------
                   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $ 310,913              $ 298,075
                                                                     =========              =========

                   The accompanying notes are an integral part of the consolidated financial statements.

                                                             NEW CF&I, INC.
                                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (IN THOUSANDS)
                                                             (UNAUDITED)
                                                                  THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                 ----------------------------     ---------------------------
                                                                     2004            2003             2004          2003
                                                                 -------------   ------------     ------------  -------------

Sales:
    Product Sales                                                $ 120,882        $  81,755        $ 223,871        $ 170,343
    Freight                                                          4,454            3,643            8,234            7,611
                                                                 ---------        ---------        ---------        ---------
                                                                   125,336           85,398          232,105          177,954

Costs and expenses:
    Cost of sales                                                   99,237           82,849          194,748          166,723
    Labor dispute settlement adjustment (Note 4)                    31,868               --           38,868               --
    Fixed and other asset impairment charges (Note 7)                   --            9,157               --            9,157
    Gain on sale of assets                                             (22)            (363)            (282)            (391)
    Selling, general and administrative expenses                     6,250            4,500           11,769            9,131
    Incentive compensation                                             528               --            1,089               --
                                                                 ---------        ---------        ---------        ---------
                                                                   137,861           96,143          246,192          184,620
                                                                 ---------        ---------        ---------        ---------
     Operating loss                                                (12,525)         (10,745)         (14,087)          (6,666)

Other income (expense):
    Interest expense                                                (5,861)          (5,969)         (11,988)         (11,905)
    Minority interests                                                 829              831            1,210              947
    Other income, net                                                   62               55              125              122
                                                                 ---------        ---------        ---------        ---------
     Loss before income taxes                                      (17,495)         (15,828)         (24,740)         (17,502)
Income tax benefit                                                   6,059            2,248            9,594            2,795
                                                                 ---------        ---------        ---------        ---------
 Net Loss                                                        $ (11,436)       $ (13,580)       $ (15,146)       $ (14,707)
                                                                 =========        =========        =========        =========

             The accompanying notes are an integral part of the consolidated financial statements.



                                                     NEW CF&I, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (IN THOUSANDS)
                                                       (UNAUDITED)
                                                                               SIX MONTHS ENDED JUNE 30,
                                                                        ------------------------------------
                                                                             2004                   2003
                                                                        ----------------        ------------
Cash flows from operating activities:
      Net loss                                                           $ (15,146)              $ (14,707)
      Adjustments to reconcile net loss to net cash
      provided (used) by operating activities:
          Fixed and other asset impairment charges (Note 7)                     --                   9,157
          Depreciation and amortization                                      9,162                   9,526
          Deferred income taxes, net                                       (10,196)                 (2,805)
          Long-term environmental liability                                 (1,074)                     --
          Gain on sale of assets                                              (282)                   (391)
          Minority interests                                                (1,210)                   (947)
          Other, net                                                          (422)                    480
          Changes in current assets and liabilities:
          Trade accounts receivable                                         (5,087)                  2,937
          Inventories                                                       (1,780)                  9,610
          Accounts payable                                                  11,351                  (2,305)
          Accrued expenses                                                   4,356                  (2,495)
          Other, net                                                           129                  (1,472)
                                                                         ---------               ---------
          Net cash provided (used) by operating activities                 (10,199)                  6,588
                                                                         ---------               ---------

Cash flows from investing activities:
      Additions to property, plant and equipment                            (3,958)                 (8,289)
      Proceeds from disposal of property and equipment                         104                     549
      Other, net                                                               276                      39
                                                                         ---------               ---------
          Net cash used by investing activities                             (3,578)                 (7,701)
                                                                         ---------               ---------

Cash flows from financing activities:
      Borrowings from Oregon Steel Mills, Inc.                             131,505                  67,523
      Payments to Oregon Steel Mills, Inc.                                (117,732)                (66,512)
      Payment of long-term debt                                                 --                     (68)
                                                                         ---------               ---------
          Net cash provided by financing activities                         13,773                     943
                                                                         ---------               ---------

Net decrease in cash and cash equivalents                                       (4)                   (170)
Cash and cash equivalents at the beginning of period                             5                     289
                                                                         ---------               ---------
Cash and cash equivalents at the end of period                           $       1               $     119
                                                                         =========               =========

Supplemental disclosures of cash flow information:
Cash paid for:
-------------
      Interest                                                           $  12,490              $      --

            The accompanying notes are an integral part of the consolidated financial statements.

                                 NEW CF&I, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION
         ---------------------

     The consolidated financial statements include the accounts of New CF&I, Inc. and its subsidiaries ("New CF&I"). New CF&I owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I"), which is one of New CF&I's principal subsidiaries. Oregon Steel Mills, Inc. ("Oregon Steel") holds an 87 percent ownership interest in New CF&I. Oregon Steel also owns directly an additional 4.3 percent interest in CF&I. New CF&I also owns a 100 percent interest in the Colorado and Wyoming Railway Company, which is a short-line railroad servicing CF&I. All significant intercompany balances and transactions have been eliminated.

     The unaudited financial statements include all adjustments, consisting of normal recurring accruals and other charges, as described in Note 4 "CONTINGENCIES - LABOR MATTERS - CF&I LABOR DISPUTE SETTLEMENT - ACCOUNTING" and in Note 7 "ASSET IMPAIRMENTS," which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to New CF&I's 2003 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised), "EMPLOYER'S DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS." SFAS No. 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. SFAS No. 132 (revised) retains and revises the disclosure requirement contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS No. 132 (revised) generally is effective for fiscal years ending after December 15, 2003. New CF&I discloses the requirements of SFAS No. 132 (revised) in Note 6, "EMPLOYEE BENEFIT PLANS."

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


2.       INVENTORIES
         -----------

     Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method. The components of inventories are as follows:

                                                 JUNE 30,        DECEMBER 31,
                                                  2004               2003
                                                ---------       -------------
                                                      (IN THOUSANDS)

        Raw materials                             $14,929            $5,183
        Semi-finished product                       3,045             5,683
        Finished product                            6,410            12,916
        Stores and operating supplies              12,424            11,246
                                                  -------           -------
            Total inventories                     $36,808           $35,028
                                                  =======           =======


3.       LONG-TERM DEBT
         --------------

     Borrowing requirements for capital expenditures and working capital have been provided through two revolving loans from Oregon Steel to CF&I. The loans include interest on the daily amount outstanding, paid monthly, at the rate of 10.65% per annum. The principal is due on demand or, if no demand, on the due date of the notes. The loans are classified as long-term, based upon the intent of Oregon Steel to extend the maturity date of the loans.

     At June 30, 2004 principal payments on long-term debt were due as follows (in thousands):

                         2005 and beyond                  $273,197

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

     In connection with the acquisition of the steelmaking and finishing facilities located at Pueblo, Colorado ("Pueblo mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was currently believed to exist. At June 30, 2004, the accrued liability was $27.5 million, of which $23.8 million was classified as non-current on New CF&I's consolidated balance sheet.

     The CDPHE inspected the Pueblo mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the second quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the "State Consent Decree"). The State Consent Decree provided for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services. CF&I is also required to make certain capital improvements expected to cost approximately $25 million, including converting to the new single New Source Performance Standards Subpart AAa ("NSPS AAa") compliant furnace discussed below. The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration ("PSD") air permit. The PSD permit was issued June 21, 2004.

     In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals. The issue has been resolved by entry of a Consent Decree on November 26, 2003, and the Tenth Circuit dismissed the appeal on December 10, 2003. In that Consent Decree and overlapping with the commitments made to the CDPHE described above, CF&I committed to the conversion to the new NSPS AAa compliant furnace (demonstrating full compliance 21 months after permit approval and expected to cost, with all related emission control improvements, approximately $25 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. Under this settlement and the settlement with the CDPHE, CF&I is subject to certain stipulated penalties if it fails to comply with the terms of the settlement. In March 2004, the CDPHE notified CF&I of alleged violations of the State Consent Decree relating to opacity. In June 2004, the CDPHE assessed stipulated penalties of $270,000. On July 26, 2004, CF&I sought review of the determination. As a result, CF&I has incurred, and may in the future incur, additional penalties related to these matters. To date, such penalties (which relate to alleged violations of opacity standards) have not been material to the CF&I's results of operations and cash flows; however, CF&I cannot be assured that future penalties will not be material.

     In response to the CDPHE settlement and subsequent alleged violations and the resolution of the EPA action, CF&I expensed $2.8 million in 2001 and $132,000 in the second quarter of 2004 for possible fines and non-capital related expenditures. As of June 30, 2004, the remaining accrued liability for these matters was approximately $306,000.

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

     In a related matter, in April 2000, the United Steelworkers of America ("Union") filed suit in the United States District Court in Denver, Colorado, asserting that New CF&I and CF&I had violated the CAA at the Pueblo mill for a period extending over five years. The Union sought declaratory judgement regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney's fees. On July 6, 2001, the presiding judge dismissed the suit. The 10th Circuit Court of Appeals on March 3, 2003 reversed the District Court's dismissal of the case and remanded the case for further hearing to the District Court. The parties to the above-referenced litigation have negotiated a tentative settlement of the labor dispute and all associated litigation, including this Union suit. See "Labor Matters" for a description of the tentative settlement.

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

     On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of June 30, 2004, approximately 827 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At June 30, 2004, approximately 123 Unreinstated Employees remain unreinstated.

     On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, CF&I has been returning unreinstated strikers to jobs, as positions became open. As noted above, there were approximately 123 Unreinstated Employees as of June 30, 2004. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded in February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees.

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

CF&I LABOR DISPUTE SETTLEMENT

     On January 15, 2004, CF&I announced a tentative agreement to settle the labor dispute between the Union and CF&I ("Settlement"). The Settlement is conditioned on, among other things, (1) its approval by stockholders of New CF&I, (2) ratification of a new collective bargaining agreement being executed between CF&I and the Union, (3) approval of the Settlement by the NLRB and the dismissal of cases pending before the NLRB related to the labor dispute and (4) various pending legal actions between New CF&I and CF&I and the Union being dismissed. The Settlement, if approved, will provide remedies for all outstanding unfair labor practices between CF&I and the Union and sets the stage for the ratification of new five-year collective bargaining agreements. The Settlement includes the creation of a labor dispute settlement trust ("Trust") that will hold four million shares of Oregon Steel's registered common stock after issuance by Oregon Steel. As part of the Settlement, Oregon Steel will agree to give the Trust certain piggy back and demand registration rights. The Settlement also includes payment by CF&I of: (1) a cash contribution of $2,500 for each beneficiary, estimated to be in total $2.5 million and (2) beginning on the effective date of the Settlement, a ten-year profit participation obligation consisting of 25% of CF&I's quarterly profit, as defined, for years 2004 and 2007 through 2013, and 30% for years 2005 and 2006, not to exceed $3 million per year for 2004 through 2008 and $4 million per year for 2009 through 2013. The beneficiaries are those individuals who (1) as of October 3, 1997 were employees of CF&I and represented by the Union, (2) as of December 31, 1997 had not separated, as defined, from CF&I and (3) are entitled to an allocation as defined in the Trust. The Settlement, certain elements of which will be effected through the new five-year collective bargaining agreement, also includes: (1) early retirement with immediate enhanced pension benefit where CF&I will offer bargaining unit employees an early retirement opportunity based on seniority until a maximum of 200 employees have accepted the offer, the benefit will include immediate and unreduced pension benefits for all years of service (including the period of the labor dispute) and for each year of service prior to March 3, 1993 (including service with predecessor companies) an additional monthly pension of $10, (2) pension credit for the period of the labor dispute whereby CF&I employees who went on strike will be given pension credit for both eligibility and pension benefit determination purposes for the period beginning October 3, 1997 and ending on the latest of said employees actual return to work, termination of employment, retirement or death, (3) pension credit for service with predecessor companies whereby for retirements after January 1, 2004, effective January 2, 2006 for each year of service prior to March 3, 1978 (including service with predecessor companies), CF&I will provide an additional monthly benefit to employees of $12.50, and for retirements after January 1, 2006, effective January 2, 2008 for each year of service between March 3, 1978 and March 3, 1993 (including service with predecessor companies), CF&I will provide an additional monthly benefit of $12.50, and (4) individuals who are members of the bargaining units as of October 3, 1997 will be immediately eligible to apply for and receive qualified long-term disability ("LTD") benefits on a go-forward basis, notwithstanding the date of the injury or illness, service requirements or any filing deadlines. The Settlement also includes Oregon Steel's agreement to nominate a director designated by the Union on its Board of Directors, and to a broad-based neutrality clause for certain of Oregon Steel's facilities in the future.

     On March 12, 2004, the Union membership at CF&I voted to accept the proposed Settlement and a new five-year collective bargaining agreement. The Settlement is still conditioned on the approval of the Settlement by the NLRB and the dismissal of cases pending before the NLRB related to the labor dispute, and the dismissal of various pending legal actions between New CF&I and CF&I and the Union.

CF&I LABOR DISPUTE SETTLEMENT - ACCOUNTING

     CF&I recorded charges of $31.1 million in the fourth quarter of 2003, $7 million in the first quarter of 2004, and an additional charge of $31.9 million in the second quarter of 2004, of which $23.2 million, $7 million, and $28.7 million, respectively, related to the tentative agreement to issue four million shares of Oregon Steel's common stock to the Trust as part of the Settlement. The common-stock portion of the charge in the second quarter of 2004 is a result of adjusting the previously recorded value at March 31, 2004 of the four million shares of Oregon Steel's common stock ($30.2 million at $7.56 per share) to market at June 30, 2004. The closing price of Oregon Steel's common stock on the New York Stock Exchange at June 30, 2004 was $14.74 per share, resulting in an additional labor dispute settlement charge of $28.7 million for the second quarter of 2004. CF&I will continue to adjust the common stock charge portion of the Settlement at the end of each quarter either up or down for the change in the price of Oregon Steel's common stock through the effective date of the Settlement. In addition, as part of the Settlement, CF&I agreed, under certain circumstances, to pay on behalf of the Trust, certain expenses that would otherwise be incurred by the Trust related to the issuance of the four million shares. Accordingly, CF&I recorded an additional charge in the second quarter of 2004 of approximately $3.2 million as part of the cost of Settlement related to the issuance of the shares to the Trust. The accrual for the LTD benefits ($5.3 million at June 30, 2004) may also change, as better claims information becomes available. As employees accept the early retirement benefits, CF&I expects to record an additional charge during 2004 estimated at approximately $6.8 million related to these benefits. The enhancements to pension and post-retirement medical benefits for non-early retirees will be accounted for prospectively on the date at which plan amendments occur pursuant to the new five-year collective bargaining agreement in accordance with SFAS No. 87 and SFAS No. 106. In addition to these charges, CF&I recorded $1.4 million, and $3.0 million, for the three and six months ended June 30, 2004, for selling, general and administrative expenses incurred under the profit participation component of the Settlement.

PURCHASE COMMITMENTS

     Effective February 2, 1993, CF&I entered into an agreement, which was subsequently amended on August 4, 1994, to purchase a base amount of oxygen produced at a facility located at the Pueblo Mill. The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at June 30, 2004 was $119,000.

GUARANTEES AND FINANCING ARRANGEMENTS

     On July 15, 2002, Oregon Steel issued $305 million of 10% First Mortgage Notes due 2009 ("10% Notes") at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of Oregon Steel, excluding accounts receivable, inventory, and certain other assets. As of June 30, 2004, Oregon Steel had outstanding $305 million of principal amount under the 10% Notes. The Indenture under which the Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of Oregon Steel's net income, as defined. Under these restrictions, there was no amount available for cash dividends at June 30, 2004. New CF&I and CF&I (collectively "Guarantors") guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.

     As of June 30, 2004, Oregon Steel, New CF&I, CF&I, and Colorado and Wyoming Railway Company ("Borrowers") maintained a $65 million revolving credit agreement ("Credit Agreement"), which will expire on June 30, 2005. At June 30, 2004, $5.0 million was restricted under the Credit Agreement, $15.4 million was restricted under outstanding letters of credit, and $44.6 million was available for use. Amounts under the Credit Agreement bear interest based on either (1) the prime rate plus a margin ranging from 0.25% to 1.00%, or (2) the adjusted LIBO rate plus a margin ranging from 2.50% to 3.25%. Unused commitment fees range from 0.25% to 0.75%. During the quarter ended June 30, 2004, there was a total of $11.5 million of short-term borrowings under the Credit Agreement with an average daily balance of $0.3 million. As of June 30, 2004, there was no outstanding balance due under the Credit Agreement. Had there been an outstanding balance, the average interest rate for the Credit Agreement would have been 5.0%. The unused commitment fees were 0.75% for the quarter ended June 30, 2004. The margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on a quarterly leverage ratio. The Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, a borrowing availability limitation relating to inventory, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. Oregon Steel cannot pay cash dividends without prior approval from the lenders.

OTHER CONTINGENCIES

     New CF&I is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters would not have a material adverse effect on the consolidated financial condition of New CF&I, its results of operations, and liquidity.


5.       INCOME TAXES
         ------------

     The effective income tax benefit rates were 34.6% and 38.8% for the three and six months ended June 30, 2004, as compared to tax benefit rates of 14.2% and 16.0% in the corresponding periods in 2003. The effective income tax rate for the three and six months ended June 30, 2004 varied from the combined state and federal statutory rate principally because Oregon Steel reversed a portion of the valuation allowance, established in 2003, for certain federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits that were allocated to New CF&I as noted below.

     Oregon Steel files its income tax return as part of a consolidated group, for which a formal tax allocation agreement exists. As a subsidiary of Oregon Steel, New CF&I is included in the consolidated group and thus does not file a separate tax return. Under the terms of the tax allocation agreement, New CF&I is required to compute a separate tax liability as if it had filed a separate tax return and shall pay such amount to Oregon Steel. Also, New CF&I will be compensated by Oregon Steel to the extent that tax benefits generated by New CF&I provide a benefit on a consolidated basis. On this basis, New CF&I computes its stand alone tax assets and liabilities, and reflects such balances in its consolidated balance sheets.

     SFAS No. 109, "ACCOUNTING FOR INCOME TAXES," requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits each be recorded as an asset to the extent that management assesses the utilization of such assets to be "more likely than not"; otherwise, a valuation allowance is required to be recorded. Based on this guidance, Oregon Steel reduced the valuation allowance in the three and six months ended June 30, 2004 due to less uncertainty regarding the realization of deferred tax assets. New CF&I has been allocated $3.6 million and $4.5 million, respectively, of this valuation allowance reduction for the three and six months ended June 30, 2004. At June 30, 2004, the valuation allowance for deferred tax assets was $22.3 million.

     Oregon Steel will continue to evaluate the need for valuation allowances in the future. Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowances.


6.       EMPLOYEE BENEFIT PLANS
         ----------------------

     New CF&I has noncontributory defined benefit retirement plans, certain health care and life insurance benefits, and qualified Thrift (401(k)) plans covering all of its eligible domestic employees.

     Components of net periodic benefit cost related to the defined benefit and certain health care and life insurance benefit plans were as follows:

                                             THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                             ---------------------------           ----------------------------
                                                2004             2003                2004                2003
                                             --------          --------            --------            --------
                                                        (In thousands, except per share amounts)
Service cost                                 $   586           $   577             $ 1,172             $ 1,154
Interest cost                                    759               698               1,518               1,396
Expected return on plan assets                  (442)             (393)               (884)               (786)
Recognized net loss                              231               196                 462                 392
Amortization of prior service cost                18                18                  36                  36
                                             -------           -------             -------             -------
    Total net periodic benefit cost          $ 1,152           $ 1,096             $ 2,304             $ 2,192
                                             =======           =======             =======             =======

7.       ASSET IMPAIRMENTS
         -----------------

      As discussed in Note 4, "CONTINGENCIES" above, part of the settlement with the CDPHE and the EPA requires CF&I to install one new electric arc furnace, and thus the two existing furnaces with a combined melting and casting capacity of approximately 1.2 million tons through two continuous casters will be shut down. CF&I has determined that the new single furnace operation will not have the capacity to support a two-caster operation and therefore CF&I has determined that one caster and other related assets have no future service potential. Accordingly, in the second quarter of 2003, New CF&I recorded a pre-tax impairment charge to earnings of $9.1 million. Of this impairment charge recognized, $8.1 million represented impairment of fixed assets and $1.0 million pertained to reduction of related stores items to net realizable value. Because it is believed the caster has no salvage value following the impairment charge, the carrying value of the fixed assets was zero after the effect of the impairment charge.

ITEM 1.  FINANCIAL STATEMENTS - CF&I STEEL, L.P.

                                                 CF&I STEEL, L.P.
                                                  BALANCE SHEETS
                                                  (IN THOUSANDS)

                                                                     JUNE 30,          DECEMBER 31,
                                                                       2004                2003
                                                                     -----------      --------------
                                                                    (UNAUDITED)
                                               ASSETS
Current assets:
      Cash and cash equivalents                                      $      --          $      --
      Trade accounts receivable, net of allowance for
      doubtful accounts of $1,054 and $361                              42,566             37,708
      Inventories                                                       36,475             34,729
      Other                                                              1,290              1,511
                                                                     ---------          ---------
           Total current assets                                         80,331             73,948
                                                                     ---------          ---------

Property, plant and equipment:
      Land and improvements                                              3,219              3,219
      Buildings                                                         18,533             18,459
      Machinery and equipment                                          271,864            268,112
      Construction in progress                                           5,994              6,030
                                                                     ---------          ---------
                                                                       299,610            295,820
      Accumulated depreciation                                        (144,214)          (135,394)
                                                                     ---------          ---------
           Net property, plant and equipment                           155,396            160,426
                                                                     ---------          ---------

      Intangibles, net                                                  11,662             11,803
                                                                     ---------          ---------
                   TOTAL ASSETS                                      $ 247,389          $ 246,177
                                                                     =========          =========

                                            LIABILITIES
Current liabilities:
      Accounts payable                                               $  58,837          $  46,049
      Accrued expenses                                                  25,285             20,877
                                                                     ---------          ---------
           Total current liabilities                                    84,122             66,926

Long-term debt -- Oregon Steel Mills, Inc.                             273,197            259,424
Long-term debt -- New CF&I, Inc.                                        21,756             21,756
Environmental liability                                                 23,811             24,885
Deferred employee benefits                                              26,981             27,659
                                                                     ---------          ---------
           Total liabilities                                           429,867            400,650
                                                                     ---------          ---------
Contingencies (Note 4)
                                         PARTNERS' DEFICIT
General partner                                                       (174,299)          (147,059)
Limited partners                                                        (8,179)            (7,414)
                                                                     ---------          ---------
           Total partners' deficit                                    (182,478)          (154,473)
                                                                     ---------          ---------
                   TOTAL LIABILITIES AND PARTNERS' DEFICIT           $ 247,389          $ 246,177
                                                                     =========          =========

                     The accompanying notes are an integral part of the financial statements.


                                                          CF&I STEEL, L.P.
                                                    STATEMENTS OF OPERATIONS
                                                         (IN THOUSANDS)
                                                           (UNAUDITED)
                                                                    THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                                   -----------------------------       -----------------------------
                                                                       2004              2003              2004              2003
                                                                   --------------  -------------       ----------         ----------
Sales:
   Product Sales                                                    $ 118,866         $  79,936         $ 219,792         $ 166,757
   Freight                                                              4,454             3,643             8,235             7,611
                                                                    ---------         ---------         ---------         ---------
                                                                      123,320            83,579           228,027           174,368

Costs and expenses:
   Cost of sales                                                       97,974            81,448           192,361           164,011
   Labor dispute settlement adjustment (Note 4)                        31,868                --            38,868                --
   Fixed and other asset impairment charges (Note 6)                       --             9,157                --             9,157
   Gain on sale of assets                                                 (13)             (363)             (245)             (402)
   Selling, general and administrative                                  6,101             4,441            11,574             8,967
   Incentive compensation                                                 528                --             1,089                --
                                                                    ---------         ---------         ---------         ---------
                                                                      136,458            94,683           243,647           181,733
                                                                    ---------         ---------         ---------         ---------
      Operating loss                                                  (13,138)          (11,104)          (15,620)           (7,365)

Other income (expense):
   Interest expense                                                    (6,127)           (6,257)          (12,510)          (12,492)
   Other income, net                                                       63                55               125               122
                                                                    ---------         ---------         ---------         ---------
Net Loss                                                            $ (19,202)        $ (17,306)        $ (28,005)        $ (19,735)
                                                                    =========         =========         =========         =========



                     The accompanying notes are an integral part of the financial statements.



                                                        CF&I STEEL, L.P.
                                                    STATEMENTS OF CASH FLOWS
                                                         (IN THOUSANDS)
                                                           (UNAUDITED)
                                                                       SIX MONTHS ENDED JUNE 30,
                                                                   -----------------------------------
                                                                       2004                   2003
                                                                   ------------           ------------
Cash flows from operating activities:
    Net loss                                                        $ (28,005)            $ (19,735)
    Adjustments to reconcile net loss to net cash
      provided (used) by operating activities:
        Fixed and other asset impairment charges (Note 6)                  --                 9,157
        Depreciation and amortization                                   9,044                 9,390
        Long-term environmental liability                              (1,074)                   --
        Gain on sale of assets                                           (245)                 (402)
        Other, net                                                       (678)                  362
        Changes in current assets and liabilities:
           Trade accounts receivable                                   (4,858)                2,656
           Inventories                                                 (1,746)                9,645
           Accounts payable                                            12,788                (3,811)
           Accrued expenses                                             4,408                   772
           Other, net                                                     221                (1,330)
                                                                    ---------             ---------
        NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              (10,145)                6,704
                                                                    ---------             ---------

Cash flows from investing activities:
    Additions to property, plant and equipment                         (3,958)               (8,235)
    Proceeds from disposal of property and equipment                       54                   549
    Other, net                                                            276                    39
                                                                    ---------             ---------
        NET CASH USED BY INVESTING ACTIVITIES                          (3,628)               (7,647)
                                                                    ---------             ---------

Cash flows from financing activities:
    Borrowings from related parties                                   131,505                67,523
    Payments to related parties                                      (117,732)              (66,512)
    Payment of long-term debt                                              --                   (68)
                                                                    ---------             ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                      13,773                   943
                                                                    ---------             ---------

Net increase (decrease) in cash and cash equivalents                       --                    --
Cash and cash equivalents at the beginning of the quarter                  --                    --
                                                                    ---------             ---------
Cash and cash equivalents at the end of the quarter                 $      --             $      --
                                                                    =========             =========
Supplemental disclosures of cash flow information:
Cash paid for:
-------------
    Interest                                                        $  12,490             $      --



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

     The unaudited financial statements include all adjustments, consisting of normal recurring accruals and other charges, as described in Note 4 "CONTINGENCIES - LABOR MATTERS - CF&I LABOR DISPUTE SETTLEMENT - ACCOUNTING" and in Note 6 "ASSET IMPAIRMENTS," which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to CF&I's 2003 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.


RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised), "EMPLOYER'S DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS." SFAS No. 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. SFAS No. 132 (revised) retains and revises the disclosure requirement contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS No. 132 (revised) generally is effective for fiscal years ending after December 15, 2003. CF&I discloses the requirements of SFAS No. 132 (revised) in Note 5, "EMPLOYEE BENEFIT PLANS."
     .


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


2.       INVENTORIES
         -----------

     Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method. The components of inventories are as follows:

                                               JUNE 30,       DECEMBER 31,
                                                 2004            2003
                                             ----------       ------------
                                                    (IN THOUSANDS)

        Raw materials                           $14,930           $5,183
        Semi-finished product                     3,045            5,683
        Finished product                          6,410           12,916
        Stores and operating supplies            12,090           10,947
                                                -------          -------
            Total inventories                   $36,475          $34,729
                                                =======          =======


3.       LONG-TERM DEBT
         --------------

     Borrowing requirements for capital expenditures and working capital have been provided through two revolving loans from Oregon Steel to CF&I. The loans include interest on the daily amount outstanding, paid monthly, at the rate of 10.65% per annum. The principal is due on demand or, if no demand, on the due date of the notes. The loans are classified as long-term, based upon the intent of Oregon Steel to extend the maturity date of the loans.

     At June 30, 2004 principal payments on long-term debt were due as follows (in thousands):

                         2005 and beyond                 $273,197

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

     In connection with the acquisition of the steelmaking and finishing facilities located at Pueblo, Colorado ("Pueblo mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was currently believed to exist. At June 30, 2004, the accrued liability was $27.5 million, of which $23.8 million was classified as non-current on New CF&I's consolidated balance sheet.

     The CDPHE inspected the Pueblo mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the second quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the "State Consent Decree"). The State Consent Decree provided for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services. CF&I is also required to make certain capital improvements expected to cost approximately $25 million, including converting to the new single New Source Performance Standards Subpart AAa ("NSPS AAa") compliant furnace discussed below. The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration ("PSD") air permit. The PSD permit was issued June 21, 2004.

     In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals. The issue has been resolved by entry of a Consent Decree on November 26, 2003, and the Tenth Circuit dismissed the appeal on December 10, 2003. In that Consent Decree and overlapping with the commitments made to the CDPHE described above, CF&I committed to the conversion to the new NSPS AAa compliant furnace (demonstrating full compliance 21 months after permit approval and expected to cost, with all related emission control improvements, approximately $25 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. Under this settlement and the settlement with the CDPHE, CF&I is subject to certain stipulated penalties if it fails to comply with the terms of the settlement. In March 2004, the CDPHE notified CF&I of alleged violations of the State Consent Decree relating to opacity. In June 2004, the CDPHE assessed stipulated penalties of $270,000. On July 26, 2004, CF&I sought review of the determination. As a result, CF&I has incurred, and may in the future incur, additional penalties related to these matters. To date, such penalties (which relate to alleged violations of opacity standards) have not been material to the CF&I's results of operations and cash flows; however, CF&I cannot be assured that future penalties will not be material.

     In response to the CDPHE settlement and subsequent alleged violations and the resolution of the EPA action, CF&I expensed $2.8 million in 2001 and $132,000 in the second quarter of 2004 for possible fines and non-capital related expenditures. As of June 30, 2004, the remaining accrued liability for these matters was approximately $306,000.

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

     In a related matter, in April 2000, the United Steelworkers of America ("Union") filed suit in the United States District Court in Denver, Colorado, asserting that New CF&I and CF&I had violated the CAA at the Pueblo mill for a period extending over five years. The Union sought declaratory judgement regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney's fees. On July 6, 2001, the presiding judge dismissed the suit. The 10th Circuit Court of Appeals on March 3, 2003 reversed the District Court's dismissal of the case and remanded the case for further hearing to the District Court. The parties to the above-referenced litigation have negotiated a tentative settlement of the labor dispute and all associated litigation, including this Union suit. See "Labor Matters" for a description of the tentative settlement.

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

     On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of June 30, 2004, approximately 827 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At June 30, 2004, approximately 123 Unreinstated Employees remain unreinstated.

     On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, CF&I has been returning unreinstated strikers to jobs, as positions became open. As noted above, there were approximately 123 Unreinstated Employees as of June 30, 2004. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded in February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees.

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

CF&I LABOR DISPUTE SETTLEMENT

     On January 15, 2004 CF&I announced a tentative agreement to settle the labor dispute between the Union and CF&I ("Settlement"). The Settlement is conditioned on, among other things, (1) its approval by stockholders of New CF&I, (2) ratification of a new collective bargaining agreement being executed between CF&I and the Union, (3) approval of the Settlement by the NLRB and the dismissal of cases pending before the NLRB related to the labor dispute and (4) various pending legal actions between New CF&I and CF&I and the Union being dismissed. The Settlement, if approved, will provide remedies for all outstanding unfair labor practices between CF&I and the Union and sets the stage for the ratification of new five-year collective bargaining agreements. The Settlement includes the creation of a labor dispute settlement trust ("Trust") that will hold four million shares of Oregon Steel's registered common stock after issuance by Oregon Steel. As part of the Settlement, Oregon Steel will agree to give the Trust certain piggy back and demand registration rights. The Settlement also includes payment by CF&I of: (1) a cash contribution of $2,500 for each beneficiary, estimated to be in total $2.5 million and (2) beginning on the effective date of the Settlement, a ten-year profit participation obligation consisting of 25% of CF&I's quarterly profit, as defined, for years 2004 and 2007 through 2013, and 30% for years 2005 and 2006, not to exceed $3 million per year for 2004 through 2008 and $4 million per year for 2009 through 2013. The beneficiaries are those individuals who (1) as of October 3, 1997 were employees of CF&I and represented by the Union, (2) as of December 31, 1997 had not separated, as defined, from CF&I and (3) are entitled to an allocation as defined in the Trust. The Settlement, certain elements of which will be effected through the new five-year collective bargaining agreement, also includes: (1) early retirement with immediate enhanced pension benefit where CF&I will offer bargaining unit employees an early retirement opportunity based on seniority until a maximum of 200 employees have accepted the offer, the benefit will include immediate and unreduced pension benefits for all years of service (including the period of the labor dispute) and for each year of service prior to March 3, 1993 (including service with predecessor companies) an additional monthly pension of $10, (2) pension credit for the period of the labor dispute whereby CF&I employees who went on strike will be given pension credit for both eligibility and pension benefit determination purposes for the period beginning October 3, 1997 and ending on the latest of said employees actual return to work, termination of employment, retirement or death, (3) pension credit for service with predecessor companies whereby for retirements after January 1, 2004, effective January 2, 2006 for each year of service prior to March 3, 1978 (including service with predecessor companies), CF&I will provide an additional monthly benefit to employees of $12.50, and for retirements after January 1, 2006, effective January 2, 2008 for each year of service between March 3, 1978 and March 3, 1993 (including service with predecessor companies), CF&I will provide an additional monthly benefit of $12.50, and (4) individuals who are members of the bargaining units as of October 3, 1997 will be immediately eligible to apply for and receive qualified long-term disability ("LTD") benefits on a go-forward basis, notwithstanding the date of the injury or illness, service requirements or any filing deadlines. The Settlement also includes Oregon Steel's agreement to nominate a director designated by the Union on its Board of Directors, and to a broad-based neutrality clause for certain of Oregon Steel's facilities in the future.

     On March 12, 2004, the Union membership at CF&I voted to accept the proposed Settlement and a new five-year collective bargaining agreement. The Settlement is still conditioned on the approval of the Settlement by the NLRB and the dismissal of cases pending before the NLRB related to the labor dispute, and the dismissal of various pending legal actions between New CF&I and CF&I and the Union.

CF&I LABOR DISPUTE SETTLEMENT - ACCOUNTING

     CF&I recorded charges of $31.1 million in the fourth quarter of 2003, $7 million in the first quarter of 2004, and an additional charge of $31.9 million in the second quarter of 2004, of which $23.2 million, $7 million, and $28.7 million, respectively, related to the tentative agreement to issue four million shares of Oregon Steel's common stock to the Trust as part of the Settlement. The common-stock portion of the charge in the second quarter of 2004 is a result of adjusting the previously recorded value at March 31, 2004 of the four million shares of Oregon Steel's common stock ($30.2 million at $7.56 per share) to market at June 30, 2004. The closing price of Oregon Steel's common stock on the New York Stock Exchange at June 30, 2004 was $14.74 per share, resulting in an additional labor dispute settlement charge of $28.7 million for the second quarter of 2004. CF&I will continue to adjust the common stock charge portion of the Settlement at the end of each quarter either up or down for the change in the price of Oregon Steel's common stock through the effective date of the Settlement. In addition, as part of the Settlement, CF&I agreed, under certain circumstances, to pay on behalf of the Trust, certain expenses that would otherwise be incurred by the Trust related to the issuance of the four million shares. Accordingly, CF&I recorded an additional charge in the second quarter of 2004 of approximately $3.2 million as part of the cost of Settlement related to the issuance of the shares to the Trust. The accrual for the LTD benefits ($5.3 million at June 30, 2004) may also change, as better claims information becomes available. As employees accept the early retirement benefits, CF&I expects to record an additional charge during 2004 estimated at approximately $6.8 million related to these benefits. The enhancements to pension and post-retirement medical benefits for non-early retirees will be accounted for prospectively on the date at which plan amendments occur pursuant to the new five-year collective bargaining agreement in accordance with SFAS No. 87 and SFAS No. 106. In addition to these charges, CF&I recorded $1.4 million, and $3.0 million, for the three and six months ended June 30, 2004, for selling, general and administrative expenses incurred under the profit participation component of the Settlement.

PURCHASE COMMITMENTS

     Effective February 2, 1993, CF&I entered into an agreement, which was subsequently amended on August 4, 1994, to purchase a base amount of oxygen produced at a facility located at the Pueblo Mill. The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at June 30, 2004 was $119,000.

GUARANTEES AND FINANCING ARRANGEMENTS

     On July 15, 2002, Oregon Steel issued $305 million of 10% First Mortgage Notes due 2009 ("10% Notes") at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of Oregon Steel, excluding accounts receivable, inventory, and certain other assets. As of June 30, 2004, Oregon Steel had outstanding $305 million of principal amount under the 10% Notes. The Indenture under which the Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of Oregon Steel's net income, as defined. Under these restrictions, there was no amount available for cash dividends at June 30, 2004. New CF&I and CF&I (collectively "Guarantors") guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.

     As of June 30, 2004, Oregon Steel, New CF&I, CF&I, and Colorado and Wyoming Railway Company ("Borrowers") maintained a $65 million revolving credit agreement ("Credit Agreement"), which will expire on June 30, 2005. At June 30, 2004, $5.0 million was restricted under the Credit Agreement, $15.4 million was restricted under outstanding letters of credit, and $44.6 million was available for use. Amounts under the Credit Agreement bear interest based on either (1) the prime rate plus a margin ranging from 0.25% to 1.00%, or (2) the adjusted LIBO rate plus a margin ranging from 2.50% to 3.25%. Unused commitment fees range from 0.25% to 0.75%. During the quarter ended June 30, 2004, there was a total of $11.5 million of short-term borrowings under the Credit Agreement with an average daily balance of $0.3 million. As of June 30, 2004, there was no outstanding balance due under the Credit Agreement. Had there been an outstanding balance, the average interest rate for the Credit Agreement would have been 5.0%. The unused commitment fees were 0.75% for the quarter ended June 30, 2004. The margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on a quarterly leverage ratio. The Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, a borrowing availability limitation relating to inventory, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. Oregon Steel cannot pay cash dividends without prior approval from the lenders.

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

     Components of net periodic benefit cost related to the defined benefit and certain health care and life insurance benefit plans were as follows:

                                               THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                             -----------------------------              -------------------------
                                               2004                2003                   2004             2003
                                             --------           ----------             --------          --------
                                                                         (In thousands)
Service cost                                 $   586            $   577                 $ 1,172           $ 1,154
Interest cost                                    759                698                   1,518             1,396
Expected return on plan assets                  (442)              (393)                   (884)             (786)
Recognized net loss                              231                196                     462               392
Amortization of prior service cost                18                 18                      36                36
                                             -------            -------                 -------           -------
    Total net periodic benefit cost          $ 1,152            $ 1,096                 $ 2,304           $ 2,192
                                             =======            =======                 =======           =======

6.       ASSET IMPAIRMENTS
         -----------------

      As discussed in Note 4, "CONTINGENCIES" above, part of the settlement with the CDPHE and the EPA requires CF&I to install one new electric arc furnace, and thus the two existing furnaces with a combined melting and casting capacity of approximately 1.2 million tons through two continuous casters will be shut down. CF&I has determined that the new single furnace operation will not have the capacity to support a two-caster operation and therefore CF&I has determined that one caster and other related assets have no future service potential. Accordingly, in the second quarter of 2003, CF&I recorded an impairment charge to earnings of $9.1 million. Of this impairment charge recognized, $8.1 million represented impairment of fixed assets and $1.0 million pertained to reduction of related stores items to net realizable value. Because it is believed the caster has no salvage value following the impairment charge, the carrying value of the fixed assets was zero after the effect of the impairment charge.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
-------

     The following information contains forward-looking statements, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements made in this report that are not statements of historical fact are forward-looking statements. Forward-looking statements made in this report can be identified by forward-looking words such as, but not limited to, "expect," "anticipate," "believe," "intend," "plan," "seek," "estimate," "continue," "may," "will," "would," "could," "likely" and similar expressions. These forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. These risks and uncertainties include, but are not limited to:

[BULLET] changes in market supply and demand for steel, including the effect of changes in general economic conditions and imports;

[BULLET] changes in the availability and costs of steel scrap, steel scrap substitute materials, billets and other raw materials or supplies used by New CF&I, as well as the availability and cost of electricity and other utilities;

[BULLET] downturns in the industries New CF&I serves, including the rail transportation, construction, capital equipment, oil and gas, and durable goods segments;

[BULLET]  increased levels of steel imports;

[BULLET] New CF&I's substantial indebtedness, debt service requirements, and liquidity constraints;

[BULLET] New CF&I's highly leveraged capital structure and the effect of restrictive covenants in New CF&I's debt instruments on New CF&I's operating and financial flexibility;

[BULLET] availability and adequacy of New CF&I's cash flow to meet New CF&I's requirements;

[BULLET]  actions by New CF&I's domestic and foreign competitors;

[BULLET]  unplanned equipment failures and plant outages;

[BULLET] costs of environmental compliance and the impact of governmental regulations;

[BULLET] risks related to pending environmental matters, including the risk that costs associated with such matters may exceed New CF&I's expectations or available insurance coverage, if any, and the risk that New CF&I may not be able to resolve any matter as expected;

[BULLET] risks relating to New CF&I's relationship with its current unionized employees;

[BULLET]  changes in New CF&I's relationship with its workforce;

[BULLET] changes in United States or foreign trade policies affecting steel imports or exports, and

[BULLET]  risks related to the outcome of the pending Union dispute.

OVERVIEW
--------

     The New CF&I consolidated financial statements include the accounts of CF&I, a 95.2% owned subsidiary, and the Colorado and Wyoming Railway Company, a wholly-owned short-line railroad, serving principally the steel mill in Pueblo, Colorado ("Pueblo Mill"). Sales of CF&I were 98.4% and 98.2% for the three and six months ended June 30, 2004, respectively, compared to 97.9% and 98.0% for the three and six months ended June 30, 2003, respectively, of the consolidated sales of New CF&I. Cost of sales of CF&I was 98.7% and 98.8% for the three and six months ended June 30, 2004, compared to 98.3% and 98.4% for the three and six months ended June 30, 2003, respectively, of the consolidated cost of sales of New CF&I.

     On January 15, 2004, CF&I announced a tentative agreement to settle the labor dispute between the Union and CF&I. CF&I recorded a charge of $31.1 million in the fourth quarter of 2003, an additional charge of $7.0 million in the first quarter of 2004, and an additional charge of $31.9 million in the second quarter of 2004 related to the tentative Settlement. See Note 4 to the New CF&I Consolidated Financial Statements - "CONTINGENCIES - LABOR MATTERS - CF&I LABOR DISPUTE SETTLEMENT - ACCOUNTING" for a discussion of the accounting for the tentative agreement.

     On December 4, 2003, President Bush lifted the tariffs on imports of steel that were imposed March 5, 2002. The tariffs were designed to give the U.S. steel industry time to restructure and become competitive in the global steel market. Since the lifting of the tariffs, the steel industry has seen a dramatic increase in both the cost of raw materials and the selling price of most steel products. New CF&I believes that current market conditions are the result of the combination of a strong steel demand in Asia, a weak United States dollar, and an increase in ocean freight costs. New CF&I anticipates that market conditions will remain unsettled into the foreseeable future. During this period of time, New CF&I believes that it will continue to incur increased costs for raw materials and achieve increased selling prices to offset these higher costs.

     CF&I determined in the second quarter of 2003 that the new single furnace operation will not have the capacity to support a two-caster operation and therefore CF&I has determined that one caster and other related assets have no future service potential.

New CF&I recorded a pre-tax charge to earnings of approximately $9.1 million in the second quarter of 2003 related to these asset impairments. See Note 7 to the New CF&I Consolidated Financial Statements, "ASSET IMPAIRMENTS."

2004 OUTLOOK
------------

     For 2004, New CF&I expects to ship approximately 362,000 tons of rail and 500,000 tons of rod and bar products. At these shipment levels the rail and rod and bar mills would be at 90 percent and 100 percent, respectively, of their practical capacities. Seamless pipe shipments will be dependent on market conditions in the drilling industry. At the present time New CF&I's seamless mill is not operating.

DISCUSSION AND ANALYSIS OF INCOME
(Information in tables in thousands except tons, per ton, and percentages)

     During the second quarter of 2004, tons sold of 226,900 tons were up 4 percent from the second quarter of 2003. Sales were $125.3 million for the second quarter of 2004, up 47 percent from the second quarter of 2003.

                                            THREE MONTHS ENDED JUNE 30                       SIX MONTHS ENDED JUNE 30
                                    ---------------------------------------      ----------------------------------------
                                                                       %                                              %
                                      2004       2003     CHANGE     CHANGE         2004       2003      CHANGE    CHANGE
                                      ----       ----     ------     ------         ----       ----      ------    ------
Sales                               $125,336    $85,398   $39,938     46.8%      $232,105    $177,954    $54,151    30.4%
-----                               ========    =======   =======    ======      ========    ========    =======    =====

Tons sold
---------
   Rail
                                      93,200     86,800     6,400      7.4%       193,900     199,700     (5,800)   (2.9%)
   Rod and Bar                       133,200    117,400    15,800     13.5%       263,300     232,900     30,400    13.1%
   Seamless Pipe                         500     13,300   (12,800)   (96.2%)        3,300      24,200    (20,900)  (86.4%)
                                    --------   --------   -------    ------      --------     -------    -------   ------
        Total                        226,900    217,500     9,400      4.3%       460,500     456,800      3,700     0.8%
                                    ========   ========   =======    ======      ========     =======    =======   ======


Sales price per ton                     $552       $393      $159     40.5%          $504        $390       $114    29.2%
--------------------                    ====       ====      ====     =====          ====        ====       ====   ======


         SALES. The increase in product sales and average product sales price for the three and six months ended June 30, 2004 over the same periods ended June 30, 2003 is primarily due to higher average selling prices for rod and bar products and to a lesser extent, rail. Increased selling prices are the result of a combination of factors including strong demand for steel products in Asia, a weak United States dollar and increased ocean freight costs, all of which make the United States market less attractive to foreign producers.

         The increase in tonnage shipments for the three months ended June 30, 2004 compared to the same period in 2003 was primarily due to increased rod and bar shipments and rail shipments, partially offset by decreased seamless pipe shipments. The increase in tonnage shipments for the six months ended June 30, 2004 compared to the same period in 2003 was primarily due to increased rod and bar shipments, partially offset by decreased seamless pipe and rail shipments.


         GROSS PROFIT

                                                   THREE MONTHS ENDED JUNE 30                  SIX MONTHS ENDED JUNE 30
                                            ----------------------------------------    ------------------------------------------
                                            2004       2003      CHANGE     % CHANGE      2004      2003      CHANGE      % CHANGE
                                            ----       ----      ------     --------      ----      ----      ------      --------
    Gross Profit                           $26,099    $2,549     $23,550     923.9%     $37,357    $11,231    $26,126      232.6%

         The increase in gross profit for the three and six months ended June 30, 2004 over the same periods ended June 30, 2003 was primarily a result of increased volume in rod and bar products and higher average sales prices discussed above, partially offset by higher scrap cost and the inability of CF&I to fully recover its cost of raw material for rail products.

         SELLING, GENERAL & ADMINISTRATIVE EXPENSES

                                                   THREE MONTHS ENDED JUNE 30                     SIX MONTHS ENDED JUNE 30
                                           ----------------------------------------      -----------------------------------------
                                            2004      2003      CHANGE     % CHANGE      2004       2003      CHANGE      % CHANGE
                                            ----      ----      ------     --------      ----       ----      ------      --------
    Selling, General and Administrative    $6,250    $4,500     $1,750      38.9%       $11,769    $9,131     $2,638        28.9%


      The increase in selling, general and administrative expenses for the three and six months ended June 30, 2004 over the same periods ended June 30, 2003 was primarily the result of a $1.7 million and $3.0 million, respectively, charge due to the 10-year profit participation obligation resulting from the Settlement. See Note 4 to the New CF&I Consolidated Financial Statements, "CONTINGENCIES - LABOR MATTERS - CF&I LABOR DISPUTE SETTLEMENT - ACCOUNTING."


      INCENTIVE COMPENSATION

                                                   THREE MONTHS ENDED JUNE 30                     SIX MONTHS ENDED JUNE 30
                                            ---------------------------------------     ------------------------------------------
                                            2004      2003      CHANGE     % CHANGE      2004       2003      CHANGE      % CHANGE
                                            ----      ----      ------     --------      ----       ----      ------      --------
    Incentive Compensation                  $528       $ -       $528        100%       $1,089       $ -      $1,089        100%

      The increase in incentive compensation for the three and six months ended June 30, 2004 over the same periods ended June 30, 2003 was the result of increased operating income before consideration of the labor dispute settlement adjustment.

         INTEREST EXPENSE

                                                   THREE MONTHS ENDED JUNE 30                     SIX MONTHS ENDED JUNE 30
                                           ----------------------------------------     ------------------------------------------
                                            2004      2003      CHANGE     % CHANGE      2004       2003      CHANGE      % CHANGE
                                            ----      ----      ------     --------      ----       ----      ------      --------
    Interest Expense                       $5,861    $5,969     ($108)      (1.8%)      $11,988    $11,905      $83         0.7%

      Interest expense for the comparative three and six month time periods are primarily the same due to similar calculated borrowing levels and interest rate charged by Oregon Steel.


     INCOME TAX BENEFIT

                                                   THREE MONTHS ENDED JUNE 30                     SIX MONTHS ENDED JUNE 30
                                            ---------------------------------------      -----------------------------------------
                                            2004      2003      CHANGE     % CHANGE      2004       2003      CHANGE      % CHANGE
                                            ----      ----      ------     --------      ----       ----      ------      --------
    Income Tax Benefit                     $6,059    $2,248     $3,811      169.5%      $9,594     $2,795     $6,799      243.3%


      The effective income tax benefit rates were 34.6% and 38.8% for the three and six months ended June 30, 2004, respectively, as compared to tax benefit rates of 14.2% and 16.0% in the corresponding periods in 2003. The effective income tax rate for the three and six months ended June 30, 2004 varied from the combined state and federal statutory rate principally because Oregon Steel reversed a portion of the valuation allowance, established in 2003, for certain federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits that were allocated to New CF&I.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Net cash used by operating activities was $10.2 million for the first six months of 2004 compared to $6.6 million provided by operations in the same period of 2003. The items primarily affecting the $16.8 million decrease in cash flows were the non-cash fixed and other asset impairment charges of $9.1 million in 2003, and an increase of $7.4 million in deferred tax asset related to the reversal of the valuation allowance in the six months ended June 30, 2004, as discussed in Note 5 to the New CF&I Consolidated Financial Statements, "INCOME TAXES."

      Net cash used by investing activities in the first six months of 2004 totaled $3.6 million compared to $7.7 million in the same period of 2003. The decrease was primarily due to a $4.3 million decrease in additions to property, plant and equipment.

      Net cash provided by financing activities in the first six months of 2004 totaled $13.8 million compared to $0.9 million in the same period of 2003. This increase is due to increased borrowing to cover cash used by operating activities and amounts owed to Oregon Steel related to the Settlement. See Note 4 to the New CF&I Consolidated Financial Statements, "CONTINGENCIES - LABOR MATTERS - CF&I LABOR DISPUTE SETTLEMENT - ACCOUNTING."

      Net working capital at June 30, 2004 decreased by $8.7 million compared to December 31, 2003 due primarily to an increase in accounts payable of $11.4 million partially offset by an increase in accounts receivable of $5.1 million. Accounts payable increased because of increased scrap and freight costs, timing differences in payments and the accrual of $3.2 million as part of the cost of the Settlement related to the issuance of the shares of Oregon Steel common stock to the Trust. The increase in accounts receivable was primarily due to increased sales and sales prices for rod and bar products.

      Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term, are provided through two loans from Oregon Steel to CF&I. As of June 30, 2004, $273.2 million of aggregate principal amount of the loans was outstanding, all of which was classified as long-term, based upon the intent of Oregon Steel to extend the maturity date of the loans. The loans include interest on the daily amount outstanding at the rate of 10.65% per annum. The principal on the two loans is due on demand or, if no demand is made, $220.0 million is due on December 31, 2004, and $53.2 million is due on December 31, 2005. Oregon Steel does not expect to demand repayment of the obligations during 2004. Interest on the principal amount of the loans is payable monthly. Because the loans from Oregon Steel are due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future.

      New CF&I has been able to fulfill its needs for working capital and capital expenditures from operations and its financing arrangement with Oregon Steel. New CF&I expects that operations will continue for 2004, with the realization of assets, and discharge of liabilities in the ordinary course of business. New CF&I believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to New CF&I and, although the demand for repayment of the obligations in full is not expected during 2004, Oregon Steel may demand repayment of the loans at any time. If Oregon Steel were to demand repayment of the loans, it is not likely that New CF&I would be able to obtain the external financing necessary to repay the loans or to fund its capital expenditures and other cash needs, and if available, that such financing would be on terms as favorable to New CF&I as that provided by Oregon Steel. The failure of either New CF&I or Oregon Steel to maintain their current financing arrangements would likely have a material adverse impact on New CF&I and CF&I.

     As of June 30, 2004, Oregon Steel, New CF&I, CF&I and Colorado and Wyoming Railway Company ("Borrowers") maintained a $65 million revolving credit agreement ("Credit Agreement"), which will expire on June 30, 2005. At June 30, 2004, $5.0 million was restricted under the Credit Agreement, $15.4 million was restricted under outstanding letters of credit, and $44.6 million was available for use. Amounts under the Credit Agreement bear interest based on either (1) the prime rate plus a margin ranging from 0.25% to 1.00%, or (2) the adjusted LIBO rate plus a margin ranging from 2.50% to 3.25%. Unused commitment fees range from 0.25% to 0.75%. During the quarter ended June 30, 2004, there was a total of $11.5 million of short-term borrowings under the Credit Agreement with an average daily balance of $0.3 million. As of June 30, 2004, there was no outstanding balance due under the Credit Agreement. Had there been an outstanding balance, the average interest rate for the Credit Agreement would have been 5.0%. The unused commitment fees were 0.75% for the quarter ended June 30, 2004. The margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on a quarterly leverage ratio. The Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, a borrowing availability limitation relating to inventory, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. Although New CF&I, CF&I and C&W are borrowers under the Credit Agreement, New CF&I, CF&I and C&W borrow directly from Oregon Steel as discussed above.

      New CF&I's level of indebtedness presents other risks to investors, including the possibility that New CF&I and its subsidiaries may be unable to generate cash sufficient to pay the principal of and interest on their indebtedness when due. In that event, the holders of the indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and to proceed against their collateral, if applicable. These actions would have a material adverse effect on New CF&I. In addition, CF&I faces potential costs and liabilities associated with environmental compliance and remediation issues and the labor dispute at the Pueblo Mill. See Note 4 to the New CF&I Consolidated Financial Statements, "CONTINGENCIES" for a description of those matters. Any costs or liabilities in excess of those expected by CF&I could have a material adverse effect on New CF&I.




OFF-BALANCE SHEET ARRANGEMENTS

      Information on New CF&I's off-balance sheet arrangements is disclosed in the contractual obligations table of New CF&I's 2003 Form 10-K.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes.

ITEM 4.    CONTROLS AND PROCEDURES

      As of June 30, 2004, New CF&I and CF&I carried out an evaluation, under the supervision and with the participation of New CF&I's and CF&I's management, including New CF&I's and CF&I's Chief Executive Officer and New CF&I's and CF&I's Chief Financial Officer, of the effectiveness of the design and operation of New CF&I's and CF&I's disclosure controls and procedures. Based on the evaluation, New CF&I's and CF&I's Chief Executive Officer and Chief Financial Officer have concluded that New CF&I's and CF&I's disclosure controls and procedures are effective to ensure that information required to be disclosed by New CF&I and CF&I in the reports they file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in New CF&I's and CF&I's internal controls or in other factors that could significantly affect these controls including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to the date New CF&I and CF&I completed their evaluation.

PART II  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

      See Note 4 to the New CF&I Consolidated Financial Statements, "CONTINGENCIES" for a discussion of the status of (a) the environmental issues, and (b) the status of the labor dispute.

      New CF&I is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition of New CF&I.

      New CF&I maintains insurance against various risks, including certain types of tort liability arising from the sale of its products. New CF&I does not maintain insurance against liability arising out of waste disposal or on-site remediation of environmental contamination because of the high cost of that coverage. In addition, our per claim deductible for workers' compensation claims is $1 million due to the high cost of maintaining such insurance with a lower deductible. There is no assurance that the insurance coverage carried by New CF&I will be available in the future at reasonable rates, if at all.


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

       32.0 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

       (b)     Reports on Form 8-K

               No reports on Form 8-K were filed by the Registrants during the quarter ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        NEW CF&I, INC.


Date:  August 12, 2004                                 /s/  Jeff S. Stewart
                                               ---------------------------------
                                               Jeff S. Stewart
                                               Corporate Controller

                                                        CF&I STEEL, L.P.
                                               BY:  NEW CF&I, INC.
                                               GENERAL PARTNER


Date:  August 12, 2004                                 /s/  Jeff S. Stewart
                                               ---------------------------------
                                               Jeff S. Stewart
                                               Corporate Controller
                                               New CF&I, Inc.

                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.
                                  EXHIBIT INDEX


              LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
                               ENDED JUNE 30, 2004



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

       32.0 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.