Form 10-Q
period 2004-09-30
CF&I STEEL L P
filed 2004-11-15
CIK 1008914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2004
                              --------------------------------------------------
                                       OR
/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

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
                                            Yes  X       No
                                                ---         ----

       Indicate by check mark whether the registrant (1) is an accelerated filer (as defined in Rule 12b-2 of the Act)

                                            Yes           No  X
                                               ----         ----

                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.
                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION................................................2

       Item 1.  Financial Statements - New CF&I, Inc...........................2

                Notes to Consolidated Financial Statements.....................5

       Item 1.  Financial Statements - CF&I Steel, L.P........................11

                Notes to Financial Statements.................................14

       Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............19
       Item 3.  Quantitative and Qualitative Disclosures
                  about Market Risk...........................................24

       Item 4.  Controls and Procedures.......................................24

PART II.  OTHER INFORMATION...................................................25

       Item 1.  Legal Proceedings.............................................25

       Item 6.  Exhibits......................................................25

SIGNATURES      ..............................................................26

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS - NEW CF&I, INC.

                                       NEW CF&I, INC.
                                 CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE AND SHARE AMOUNTS)

                                                                             SEPTEMBER 30,         DECEMBER 31,
                                                                                 2004                  2003
                                                                             -------------         ------------
                                                                             (UNAUDITED)
                                                      ASSETS
Current assets:
     Cash and cash equivalents                                                $       2              $       5
     Trade accounts receivable, net of allowance
          for doubtful accounts of $1,385 and $361                               52,023                 39,097
     Inventories                                                                 44,367                 35,028
     Deferred income taxes                                                       26,411                  3,396
     Other                                                                        1,300                  1,754
                                                                              ---------              ---------
            Total current assets                                                124,103                 79,280
                                                                              ---------              ---------

Property, plant and equipment:
     Land and improvements                                                        3,225                  3,225
     Buildings                                                                   19,904                 19,852
     Machinery and equipment                                                    275,287                270,772
     Construction in progress                                                     6,493                  6,030
                                                                              ---------              ---------
                                                                                304,909                299,879
     Accumulated depreciation                                                  (150,152)              (137,622)
                                                                              ---------              ---------
            Net property, plant and equipment                                   154,757                162,257
                                                                              ---------              ---------

Intangibles, net                                                                 33,654                 11,803
Non-current deferred income taxes                                                30,366                 37,766
Minority interest                                                                 7,515                  6,969
                                                                              ---------              ---------
                      TOTAL ASSETS                                            $ 350,395              $ 298,075
                                                                              =========              =========

                                                  LIABILITIES
Current liabilities:
     Accounts payable                                                         $  28,884              $  21,988
     Accrued expenses                                                            29,602                 21,363
                                                                              ---------              ---------
            Total current liabilities                                            58,486                 43,351

Long-term debt - Oregon Steel Mills, Inc.                                       284,869                276,359
Environmental liability                                                          25,416                 24,885
Deferred employee benefits                                                       48,739                 27,659
Other liabilities                                                                   196                     --
                                                                              ---------              ---------

            Total liabilities                                                   417,706                372,254
                                                                              ---------              ---------

Redeemable common stock, 26 shares                                               21,840                 21,840
                                                                              ---------              ---------
Contingencies (Note 4)

                                             STOCKHOLDERS' DEFICIT
Common stock, par value $1 per share, 1,000 shares
     authorized; 200 issued and outstanding                                           1                      1
Additional paid-in capital                                                       16,603                 16,603
Accumulated deficit                                                            (101,555)              (108,423)
Accumulated other comprehensive loss:
     Minimum pension liability                                                   (4,200)                (4,200)
                                                                              ---------              ---------
          Total stockholders' deficit                                           (89,151)               (96,019)
                                                                              ---------              ---------
                  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $ 350,395              $ 298,075
                                                                              =========              =========

               The accompanying notes are an integral part of the consolidated financial statements.



                                          NEW CF&I, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (IN THOUSANDS)
                                            (UNAUDITED)


                                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                                       ---------------------------       --------------------------
                                                                         2004             2003              2004            2003
                                                                         ----             ----              ----            ----
SALES:
       Product sales                                                   $ 135,661        $  82,927        $ 359,532        $ 253,270
       Freight                                                             4,216            3,907           12,451           11,518
                                                                       ---------        ---------        ---------        ---------
                                                                         139,877           86,834          371,983          264,788
COSTS AND EXPENSES:
       Cost of sales                                                     101,636           82,326          296,384          249,048
       Labor dispute settlement adjustment (Note 4)                        4,532               --           43,400               --
       Fixed and other asset impairment charges (Note 7)                      --               --               --            9,157
       Loss (gain) on disposal of assets                                   1,016             (641)             733           (1,032)
       Selling, general and administrative expenses                        8,248            4,039           20,019           13,171
       Incentive compensation                                              2,391               --            3,480               --
                                                                       ---------        ---------        ---------        ---------
                                                                         117,823           85,724          364,016          270,344
                                                                       ---------        ---------         ---------       ---------
              Operating income (loss)                                     22,054            1,110            7,967           (5,556)

OTHER INCOME (EXPENSE):
       Interest expense                                                   (5,516)          (6,024)         (17,504)         (17,929)
       Minority interests                                                   (663)             293              546            1,240
       Other income, net                                                      63               56              189              178
                                                                       ---------        ---------        ---------        ---------
               Income (loss) before income taxes                          15,938           (4,565)          (8,802)         (22,067)
Income tax benefit (expense)                                               6,076           (5,536)          15,670           (2,741)
                                                                       ---------        ---------        ---------        ---------
Net income (loss)                                                      $  22,014        $ (10,101)       $   6,868        $ (24,808)
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

                                      -3-



                                                   NEW CF&I, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)
                                                     (UNAUDITED)

                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    ---------------------------------
                                                                                       2004                   2003
                                                                                    ----------              ---------
Cash flows from operating activities:
      Net income (loss)                                                              $   6,868              $ (24,808)
      Adjustments to reconcile net income (loss) to net cash provided
           (used) by operating activities:
              Fixed and other asset impairment charges (Note 7)                             --                  9,157
              Depreciation and amortization                                             13,849                 13,944
              Deferred income taxes, net                                               (15,615)                 2,726
              Long-term environmental liability                                            531                 (4,150)
              Loss (gain) on disposal of assets                                            733                 (1,032)
              Minority interests                                                          (546)                (1,240)
              Other, net                                                                (1,049)                    --
              Changes in current assets and liabilities:
                     Trade accounts receivable                                         (12,926)                 6,076
                     Inventories                                                        (9,339)                 5,561
                     Accounts payable                                                    6,896                  2,061
                     Accrued expenses                                                    8,239                   (613)
                     Other, net                                                            454                  1,354
                                                                                     ---------              ---------
               NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                         (1,905)                 9,036
                                                                                     ---------              ---------

Cash flows from investing activities:
      Additions to property, plant and equipment                                        (7,023)                (9,882)
      Proceeds from disposal of property and equipment                                     415                  1,396
                                                                                     ---------              ---------
              NET CASH USED BY INVESTING ACTIVITIES                                     (6,608)                (8,486)
                                                                                     ---------              ---------

Cash flows from financing activities:
      Borrowings from Oregon Steel Mills, Inc.                                         207,965                104,604
      Payments to Oregon Steel Mills, Inc.                                            (199,455)              (105,208)
      Payment of long-term debt                                                             --                    (68)
                                                                                     ---------              ---------
              NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                           8,510                   (672)
                                                                                     ---------              ---------

Net decrease in cash and cash equivalents                                                   (3)                  (122)
Cash and cash equivalents at the beginning of period                                         5                    289
                                                                                     ---------              ---------
Cash and cash equivalents at the end of period                                       $       2              $     167
                                                                                     =========              =========

Supplemental disclosures of cash flow information:
   Cash paid for:
   -------------
         Interest                                                                    $  18,197              $  18,294



 The accompanying notes are an integral part of the consolidated financial statements.


                                 NEW CF&I, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION
     ---------------------

     The consolidated financial statements include the accounts of New CF&I, Inc. and its subsidiaries ("New CF&I"). New CF&I owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I"), which is one of New CF&I's principal subsidiaries. Oregon Steel Mills, Inc. ("Oregon Steel") holds an 87 percent ownership interest in New CF&I. Oregon Steel also owns directly an additional 4.3 percent interest in CF&I. In January 1998, CF&I assumed the trade name Rocky Mountain Steel Mills. New CF&I also owns a 100 percent interest in the Colorado and Wyoming Railway Company, which is a short-line railroad servicing CF&I. All significant intercompany balances and transactions have been eliminated.

     The unaudited financial statements include estimates and other adjustments, consisting of normal recurring accruals and other charges, as described in Note 4, "CONTINGENCIES - LABOR MATTERS - CF&I LABOR DISPUTE SETTLEMENT - ACCOUNTING" and in Note 7, "ASSET IMPAIRMENTS," which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to New CF&I's 2003 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132 (revised), "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS." SFAS No. 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. SFAS No. 132 (revised) retains and revises the disclosure requirement contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS No. 132 (revised) generally is effective for fiscal years ending after December 15, 2003. New CF&I discloses the requirements of SFAS No. 132 (revised) in Note 6, "EMPLOYEE BENEFIT PLANS."

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

2.   INVENTORIES
     -----------

     Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method. The components of inventories are as follows:

                                              SEPTEMBER 30,       DECEMBER 31,
                                                  2004                2003
                                              -------------       ------------
                                                       (IN THOUSANDS)

        Raw materials                          $20,376            $ 5,183
        Semi-finished product                    2,809              5,683
        Finished product                        10,073             12,916
        Stores and operating supplies           11,109             11,246
                                               -------            -------
            Total inventory                    $44,367            $35,028
                                               =======            =======


3.   LONG-TERM DEBT
     --------------

     Borrowing requirements for capital expenditures and working capital have been provided through three revolving loans from Oregon Steel to CF&I. The loans include interest on the daily amount outstanding, paid monthly, at the rate of 10.65% per annum. The principal is due on demand or on December 31, 2006 if no demand is made.

     At September 30, 2004 principal payments on long-term debt were due as follows (in thousands):

                         2006                                    $284,869

     Oregon Steel is not required to provide financing to CF&I and, although the demand for repayment of the obligation in full is not expected during 2004 or 2005, Oregon Steel may demand repayment of the loans at any time. If Oregon Steel were to demand repayment of the loans, it is not likely that CF&I would be able to obtain the external financing necessary to repay the loans or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to CF&I.

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

     In connection with Oregon Steel's acquisition of the steelmaking and finishing facilities located at Pueblo, Colorado ("Pueblo mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two initial remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the CDPHE finalized a postclosure permit for hazardous waste units at the Pueblo mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was currently believed to exist. In September 2004, CF&I increased the environmental reserve by $1.6 million for environmental remediation based upon remediation investigations conducted by two environmental engineering consultants. At September 30, 2004, the total accrued liability was $27.1 million, of which $24.2 million was classified as non-current on New CF&I's consolidated balance sheet.

     The CDPHE inspected the Pueblo mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the second quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the "State Consent Decree"). The State Consent Decree provided for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services. CF&I is also required to make certain capital improvements expected to cost approximately $25.8 million, including converting to the new single New Source Performance Standards Subpart AAa ("NSPS AAa") compliant furnace discussed below. The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration ("PSD") air permit. The PSD permit was issued June 21, 2004.

     In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals. The issue has been resolved by entry of a Consent Decree on November 26, 2003, and the Tenth Circuit dismissed the appeal on December 10, 2003. In that Consent Decree and overlapping with the commitments made to the CDPHE described above, CF&I committed to the conversion to the new NSPS AAa compliant furnace (demonstrating full compliance 21 months after permit approval and expected to cost, with all related emission control improvements, approximately $25.8 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. Under this settlement and the settlement with the CDPHE, CF&I is subject to certain stipulated penalties if it fails to comply with the terms of the settlement. In March 2004, the CDPHE notified CF&I of alleged violations of the State Consent Decree relating to opacity. In June 2004, the CDPHE assessed stipulated penalties of $270,000. On July 26, 2004, CF&I sought judicial review of the determination. At this time, no date for a hearing has been set. In addition to these penalties, CF&I may in the future incur additional penalties related to this matter. To date, such penalties have not been material to its results of operations and cash flows; however, CF&I cannot be assured that future penalties will not be material.

     In response to the CDPHE settlement and subsequent alleged violations and the resolution of the EPA action, CF&I expensed $2.8 million in 2001 and $500,000 and $632,000 for the three and nine months ended September 30, 2004 for possible fines and non-capital related expenditures. As of September 30, 2004, the remaining accrued liability was approximately $745,000.

     In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. The Title V permit has been modified several times and gives CF&I adequate time (at least 15 1/2 months from the issuance of the PSD permit, or June 21, 2004) to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and to a much lesser degree, if necessary, purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices. Pricing and availability of billets is subject to significant volatility.

     In a related matter, in April 2000, the United Steelworkers of America ("Union") filed suit in the United States District Court in Denver, Colorado, asserting that New CF&I and CF&I had violated the CAA at the Pueblo mill for a period extending over five years. The Union sought declaratory judgement regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney's fees. On July 6, 2001, the presiding judge dismissed the suit. The 10th Circuit Court of Appeals on March 3, 2003 reversed the District Court's dismissal of the case and remanded the case for further hearing to the District Court. The parties to the above-referenced litigation have negotiated a settlement of the labor dispute and all associated litigation, including this Union suit. As a result, the Union suit was dismissed on August 3, 2004. See "Labor Matters" for a description of the settlement.

LABOR MATTERS

CF&I LABOR DISPUTE SETTLEMENT

     On January 15, 2004, CF&I announced a tentative agreement to settle the labor dispute between the Union and CF&I ("Settlement") that had been ongoing since October 1997 and on September 10, 2004, the Settlement was finalized and became effective. The Settlement resulted in the dismissal of all court actions between CF&I and the Union relating to the labor dispute and environmental matters and the NLRB's issuance of an Order Withdrawing Complaints and Conditionally Approving Withdrawals of Charges related to the labor dispute and includes the ratification of new five-year collective bargaining agreements. The Settlement called for the establishment of a trust and on September 10, 2004, the Rocky Mountain Steel Mills - United Steelworkers of America Back Pay Trust ("Trust") was established. As part of the tentative settlement, Oregon Steel had originally planned to issue four million shares of Oregon Steel's common stock to the Trust on behalf of CF&I. On September 10, 2004, the parties agreed instead that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of Oregon Steel's common stock in an underwritten stock offering.

     The Settlement also includes payment by CF&I of: (1) a cash contribution of $2,500 for each beneficiary, a total of $2.5 million and (2) beginning on the effective date of the Settlement, a ten year profit participation obligation consisting of 25% of CF&I's quarterly profit, as defined, for years 2004 and 2007 through 2013, and 30% for years 2005 and 2006, not to exceed $3.0 million per year for 2004 through 2008 and $4.0 million per year for 2009 through 2013; these cap amounts are subject to a carryforward/carryback provision described in the Settlement documents. The beneficiaries are those individuals who (1) as of October 3, 1997 were employees of CF&I and represented by the Union, (2) as of December 31, 1997 had not separated, as defined, from CF&I and (3) are entitled to an allocation as defined in the Trust. The Settlement, certain elements of which are effected through the new five-year collective bargaining agreements, also includes: (1) early retirement with immediate enhanced pension benefit where CF&I will offer bargaining unit employees an early retirement opportunity based on seniority until a maximum of 200 employees have accepted the offer, the benefit will include immediate and unreduced pension benefits for all years of service (including the period of the labor dispute) and for each year of service prior to March 3, 1993 (including service with predecessor companies) an additional monthly pension of $10, (2) pension credit for the period of the labor dispute whereby CF&I employees who went on strike will be given pension credit for both eligibility and pension benefit determination purposes for the period beginning October 3, 1997 and ending on the latest of said employees' actual return to work, termination of employment, retirement or death, (3) pension credit for service with predecessor companies whereby for retirements after January 1, 2004, effective January 2, 2006 for each year of service prior to March 3, 1978 (including service with predecessor companies), CF&I will provide an additional monthly benefit to employees of $12.50, and for retirements after January 1, 2006, effective January 2, 2008 for each year of service between March 3, 1978 and March 3, 1993 (including service with predecessor companies), CF&I will provide an additional monthly benefit of $12.50, and (4) individuals who are members of the bargaining units as of October 3, 1997 will be immediately eligible to apply for and receive qualified long-term disability ("LTD") benefits on a go forward basis, notwithstanding the date of the injury or illness, service requirements or any filing deadlines. The Settlement also includes Oregon Steel's agreement to nominate a director designated by the Union on Oregon Steel's board of directors, and to a broad-based neutrality clause for certain of Oregon Steel's facilities in the future.

CF&I LABOR DISPUTE SETTLEMENT - ACCOUNTING

     CF&I recorded charges of $31.1 million in the fourth quarter of 2003, $7.0 million in the first quarter of 2004, and an additional charge of $31.9 million in the second quarter of 2004, of which $23.2 million, $7.0 million, and $28.7 million, respectively, related to the agreement to issue four million shares of Oregon Steel common stock as part of the Settlement. The non-cash portion of the charges in the first and second quarters of 2004 are a result of adjusting the previously recorded value at December 31, 2003 of the four million shares of Oregon Steel common stock ($23.2 million at $5.81 per share) to market at March 31, 2004 and June 30, 2004, respectively. The closing price of Oregon Steel common stock on the New York Stock Exchange at March 31, 2004 was $7.56 per share, resulting in an additional labor dispute settlement charge of $7.0 million for the first quarter of 2004, and at June 30, 2004 was $14.74 per share, resulting in an additional labor dispute settlement charge of $28.7 million for the second quarter of 2004.

     In the second quarter of 2004, as part of the Settlement, CF&I agreed, under certain circumstances, to pay on behalf of the Trust, certain expenses that would otherwise be incurred by the Trust related to the issuance of four million shares of Oregon Steel common stock. Accordingly, CF&I recorded a charge in the second quarter of 2004 of approximately $3.3 million as part of the cost of the Settlement. Since the second quarter, the Settlement was revised so that no stock would be issued to the Trust, but rather the Trust would receive the gross cash proceeds from the sale of four million shares of Oregon Steel common stock. The circumstances, which would have required CF&I to pay $3.3 million did not arise, and the charge was reversed in the third quarter of 2004.

     On September 29, 2004 the public offering price was established at $16.00 per share. CF&I recorded a charge of $5.1 million in the third quarter of 2004 related to the obligation to pay the gross proceeds from the sale of four million shares of Oregon Steel common stock to the Trust on behalf of CF&I, resulting in a total accrual for shares of $64.0 million at September 30, 2004. During the three and nine months ended September 30, 2004, CF&I recorded $3.6 million and $6.9 million, respectively, for the Settlement profit participation obligation. The existing accrual for the LTD benefits ($5.3 million at September 30, 2004), which was expensed in the fourth quarter of 2003, may also change, as better claims information becomes available. During the three months ended September 30, 2004, the first 79 employees had accepted early retirement benefits, resulting in a charge of $2.7 million. CF&I expects to record an additional net charge for early retirement benefits during the fourth quarter of 2004 estimated at approximately $4.5 million. The post-retirement medical benefit enhancements extended to all participants resulted in unrecognized prior service costs of $6.4 million in accordance with SFAS No. 106. The pension benefit enhancements extended to all participants resulted in the recognition of unrecognized prior service costs of $22.3 million at September 30, 2004. CF&I recorded an intangible asset and off-setting liability in the third quarter of $22.3 million in accordance with SFAS No. 87. The unrecognized prior service costs for both the pension and post-retirement medical benefits will be amortized prospectively over the future service life of the active participants.

PURCHASE COMMITMENTS

     Effective February 2, 1993, CF&I entered into an agreement, which was subsequently amended on December 15, 1994, to purchase a base amount of oxygen produced at a facility located at the Pueblo Mill. The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at September 30, 2004 was $119,000.

     CF&I purchases electricity used at the Pueblo mill from an independent third party under an agreement that expires in May 2008. This commitment specifies that CF&I will pay a minimum monthly charge of $33,000 per month.

GUARANTEES AND FINANCING ARRANGEMENTS

     On July 15, 2002, Oregon Steel issued $305.0 million of 10% First Mortgage Notes due 2009 ("10% Notes") at a discount of 98.772% and an interest rate of 10.0%. Interest is payable on January 15 and July 15 of each year. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of Oregon Steel, excluding accounts receivable, inventory, and certain other assets. As of September 30, 2004, Oregon Steel had outstanding $305.0 million of principal amount under the 10% Notes. The Indenture under which the Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of Oregon Steel's net income, as defined. Under these restrictions, there was no amount available for cash dividends at September 30, 2004. New CF&I and CF&I (collectively, the "Guarantors") guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.

     As of September 30, 2004, Oregon Steel, New CF&I, CF&I, and Colorado and Wyoming Railway Company ("Borrowers") maintained a $65.0 million revolving credit agreement ("Credit Agreement"), which will expire on June 30, 2005. At September 30, 2004, $5.0 million was restricted under the Credit Agreement, $16.0 million was restricted under outstanding letters of credit, and $44.0 million was available for use. Amounts under the Credit Agreement bear interest based on either (1) the prime rate plus a margin ranging from 0.25% to 1.00%, or (2) the adjusted LIBO rate plus a margin ranging from 2.50% to 3.25%. Unused commitment fees range from 0.25% to 0.75%. During the quarter ended September 30, 2004, there were no short-term borrowings under the Credit Agreement. As of September 30, 2004, there was no outstanding balance due under the Credit Agreement. Had there been an outstanding balance, the average interest rate for the Credit Agreement would have been 5.1% for the quarter ended September 30, 2004. The unused commitment fees were 0.58% for the quarter ended September 30, 2004. The margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on a quarterly leverage ratio. The Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth amount, a minimum consolidated earnings before interest, taxes, depreciation and amortization amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, a borrowing availability limitation relating to inventory, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. Oregon Steel cannot pay cash dividends without prior approval from the lenders.

OTHER CONTINGENCIES

     New CF&I is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters would not have a material adverse effect on the consolidated financial condition of New CF&I, its results of operations, and liquidity.

5.   INCOME TAXES
     ------------

     The effective income tax benefit rates were 38.1% and 178.0% for the three and nine months ended September 30, 2004, as compared to tax expense rates of 121.3% and 12.4% in the corresponding periods in 2003. The effective income tax benefit rate for the three and nine months ended September 30, 2004 varied from the combined state and federal statutory rate principally because Oregon Steel reversed a portion of the valuation allowance, established in 2003, for certain federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits that were allocated to New CF&I as noted below.

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

     SFAS No. 109, "ACCOUNTING FOR INCOME TAXES," requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits each be recorded as an asset to the extent that management assesses the utilization of such assets to be "more likely than not"; otherwise, a valuation allowance is required to be recorded. Based on this guidance, Oregon Steel reduced the valuation allowance in the three and nine months ended September 30, 2004 due to less uncertainty regarding the realization of deferred tax assets. New CF&I has been allocated $13.5 million and $17.9 million, respectively, of this valuation allowance reduction for the three and nine months ended September 30, 2004. At September 30, 2004, the valuation allowance for deferred tax assets was $8.9 million.

     Oregon Steel will continue to evaluate the need for valuation allowances in the future. Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowances.

6.   EMPLOYEE BENEFIT PLANS
     ----------------------

     New CF&I has noncontributory defined benefit retirement plans, certain health care and life insurance benefits, and qualified Thrift (401(k)) plans covering all of its eligible employees.

     Components of net periodic benefit cost related to the defined benefit and certain health care and life insurance benefit plans were as follows:

                                               THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------         -----------------------------------
                                                  2004                2003                 2004                     2003
                                               --------             --------            ---------                  --------
                                                        (IN THOUSANDS)                             (IN THOUSANDS)
Service cost                                    $   586             $   577             $ 1,759                    $ 1,730
Interest cost                                       759                 698               2,276                      2,093
Expected return on plan assets                     (442)               (393)             (1,325)                    (1,178)
Recognized net loss                                 231                 196                 692                        589
Amortization of prior service cost                   18                  18                  53                         53
Curtailment loss                                    965                  --                 965                         --
                                                -------             -------             -------                    -------
      Total net periodic benefit cost           $ 2,117             $ 1,096             $ 4,420                    $ 3,287
                                                =======             =======             =======                    =======


      New CF&I made contributions of $2.6 million and $3.7 million to its pension plans for the three and nine months ended September 30, 2004, respectively. New CF&I does not expect to make additional contributions in the fourth quarter of 2004.

      The 2003 changes in medicare regulations do not apply to New CF&I's post-retirement medical benefits because the plan provides only a fixed benefit to retirees.

7.    ASSET IMPAIRMENTS
      -----------------

      As discussed in Note 4, "CONTINGENCIES - ENVIRONMENTAL MATTERS" above, part of the settlement with the CDPHE and the EPA requires CF&I to install one new electric arc furnace, and thus the two existing furnaces with a combined melting and casting capacity of approximately 1.2 million tons through two continuous casters will be shut down. CF&I has determined that the new single furnace operation will not have the capacity to support a two-caster operation and therefore CF&I has determined that one caster and other related assets have no future service potential. Accordingly, in the second quarter of 2003, New CF&I recorded a pre-tax impairment charge to earnings of $9.1 million. Of this impairment charge recognized, $8.1 million represented impairment of fixed assets and $1.0 million pertained to reduction of related stores items to net realizable value. Because it is believed the caster has no salvage value following the impairment charge, the carrying value of the fixed assets was zero after the effect of the impairment charge.

8.    SUBSEQUENT EVENTS
      -----------------

      On October 5, 2004, Oregon Steel received funds related to the completed underwritten offering of 8,625,000 shares of Oregon Steel common stock at a price to the public of $16.00 per share, which included the underwriters' over allotment option of 1,125,000 shares. After deducting the underwriting discount of $7.2 million, the net proceeds received by Oregon Steel from the offering were $130.8 million. Also on October 5, 2004, Oregon Steel paid $64.0 million of the proceeds to the Trust as part of the Settlement on behalf of CF&I.

ITEM 1.  FINANCIAL STATEMENTS - CF&I STEEL, L.P.

                                        CF&I STEEL, L.P.
                                         BALANCE SHEETS
                                         (IN THOUSANDS)

                                                                                 SEPTEMBER 30,         DECEMBER 31,
                                                                                     2004                  2003
                                                                                --------------        -------------
                                                                                 (UNAUDITED)

                                                        ASSETS
Current assets:
       Cash and cash equivalents                                                  $      --              $      --
       Trade accounts receivable, net of allowance for
             doubtful accounts of $1,334 and $361                                    50,439                 37,708
       Inventories                                                                   44,023                 34,729
       Other                                                                            898                  1,511
                                                                                  ---------              ---------
              Total current assets                                                   95,360                 73,948
                                                                                  ---------              ---------

Property, plant and equipment:
       Land and improvements                                                          3,219                  3,219
       Buildings                                                                     18,511                 18,459
       Machinery and equipment                                                      272,692                268,112
       Construction in progress                                                       6,494                  6,030
                                                                                  ---------              ---------
                                                                                    300,916                295,820
       Accumulated depreciation                                                    (147,802)              (135,394)
                                                                                  ---------              ---------
              Net property, plant and equipment                                     153,114                160,426
                                                                                  ---------              ---------
       Intangibles, net                                                              33,654                 11,803
                                                                                  ---------              ---------

                     TOTAL ASSETS                                                 $ 282,128              $ 246,177
                                                                                  =========              =========


                                                       LIABILITIES
Current liabilities:
       Accounts payable                                                           $  40,381              $  29,114
       Accrued expenses                                                              28,102                 20,877
                                                                                  ---------              ---------
              Total current liabilities                                              68,483                 49,991

Long-term debt - Oregon Steel Mills, Inc.                                           284,869                276,359
Long-term debt - New CF&I, Inc.                                                      21,756                 21,756
Environmental liability                                                              25,416                 24,885
Deferred employee benefits                                                           48,739                 27,659
                                                                                  ---------              ---------
              Total liabilities                                                     449,263                400,650
                                                                                  ---------              ---------
Contingencies (Note 4)

                                                        PARTNERS'
                                                        DEFICIT
General partner                                                                    (159,619)              (147,059)
Limited partners                                                                     (7,516)                (7,414)
                                                                                  ---------              ---------
              Total partners' deficit                                              (167,135)              (154,473)
                                                                                  ---------              ---------
                        TOTAL LIABILITIES AND PARTNERS' DEFICIT                   $ 282,128              $ 246,177
                                                                                  =========              =========


                   The accompanying notes are an integral part of the financial statements.



                                                     CF&I STEEL, L.P.
                                                 STATEMENTS OF OPERATIONS
                                                      (IN THOUSANDS)
                                                        (UNAUDITED)
                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                                   ----------------------------        --------------------------
                                                                       2004             2003             2004             2003
                                                                       ----             ----             ----            -----

SALES:
       Product sales                                                 $ 133,645        $  80,914        $ 353,436        $ 247,671
       Freight                                                           4,216            3,907           12,451           11,518
                                                                     ---------        ---------        ---------        ---------
                                                                       137,861           84,821          365,887          259,189
COSTS AND EXPENSES:
       Cost of sales                                                   100,647           81,264          293,008          245,275
       Labor dispute settlement adjustment (Note 4)                      4,532               --           43,400               --
       Fixed and other asset impairment charges (Note 6)                    --               --               --            9,157
       Loss (gain) on disposal of assets                                 1,024             (540)             780             (942)
       Selling, general and administrative                               8,170            3,986           19,742           12,953
       Incentive compensation                                            2,391               --            3,480               --
                                                                     ---------        ---------        ---------        ---------
                                                                       116,764           84,710          360,410          266,443
                                                                     ---------        ---------        ---------        ---------
               Operating income (loss)                                  21,097              111            5,477           (7,254)

OTHER INCOME (EXPENSE):
       Interest expense                                                 (5,817)          (6,267)         (18,327)         (18,759)
       Other income, net                                                    63               56              188              178
                                                                     ---------        ---------        ---------        ---------
Net income (loss)                                                    $  15,343        $  (6,100)       $ (12,662)       $ (25,835)
                                                                     =========        =========        =========        =========


                        The accompanying notes are an integral part of the financial statements.

                                      -12-

                                CF&I STEEL, L.P.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                         ----------------------------------
                                                                             2004                  2003
                                                                         -----------             ----------
Cash flows from operating activities:
    Net loss                                                             $ (12,662)              $ (25,835)
    Adjustments to reconcile net loss to net cash
          provided (used) by operating activities:
               Fixed and other asset impairment charges (Note 6)                --                   9,157
               Depreciation and amortization                                13,680                  13,747
               Long-term environmental liability                               531                  (4,149)
               Loss (gain) on disposal of assets                               780                    (942)
               Other, net                                                   (1,256)                     --
               Changes in current assets and liabilities:
                     Trade accounts receivable                             (12,731)                  6,062
                     Inventories                                            (9,294)                  5,572
                     Accounts payable                                       11,267                     566
                     Accrued expenses                                        7,225                   3,609
                     Other, net                                                613                   1,420
                                                                         ---------               ---------
          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                  (1,847)                  9,207
                                                                         ---------               ---------

Cash flows from investing activities:
    Additions to property, plant and equipment                              (7,019)                 (9,820)
    Proceeds from disposal of property and equipment                           356                   1,285
                                                                         ---------               ---------
          NET CASH USED BY INVESTING ACTIVITIES                             (6,663)                 (8,535)
                                                                         ---------               ---------

Cash flows from financing activities:
    Borrowings from related parties                                        207,965                 104,604
    Payments to related parties                                           (199,455)               (105,208)
    Payment of long-term debt                                                   --                     (68)
                                                                         ---------               ---------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                   8,510                    (672)
                                                                         ---------               ---------

Net increase (decrease) in cash and cash equivalents                            --                      --
Cash and cash equivalents at the beginning of period                            --                      --
                                                                         ---------               ---------
Cash and cash equivalents at the end of period                           $      --               $      --
                                                                         =========               =========

Supplemental disclosures of cash flow information:
   Cash paid for:
   --------------
           Interest                                                      $  18,197               $  18,294


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

     The unaudited financial statements include estimates and other adjustments, consisting of normal recurring accruals and other charges, as described in Note 4, "CONTINGENCIES - LABOR MATTERS - CF&I LABOR DISPUTE SETTLEMENT - ACCOUNTING" and in Note 6, "ASSET IMPAIRMENTS," which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to CF&I's 2003 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised), "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS." SFAS No. 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. SFAS No. 132 (revised) retains and revises the disclosure requirement contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS No. 132 (revised) generally is effective for fiscal years ending after December 15, 2003. CF&I discloses the requirements of SFAS No. 132 (revised) in Note 5, "EMPLOYEE BENEFIT PLANS."

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

2.   INVENTORIES
     -----------

     Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method. The components of inventories are as follows:

                                             SEPTEMBER 30,         DECEMBER 31,
                                                 2004                 2003
                                             -------------         ------------
                                                       (IN THOUSANDS)

        Raw materials                           $20,376                $5,183
        Semi-finished product                     2,809                 5,683
        Finished product                         10,073                12,916
        Stores and operating supplies            10,765                10,947
                                                -------               -------
            Total inventory                     $44,023               $34,729
                                                =======               =======


3.   LONG-TERM DEBT
     --------------

     Borrowing requirements for capital expenditures and working capital have been provided through three revolving loans from Oregon Steel to CF&I. The loans include interest on the daily amount outstanding, paid monthly, at the rate of 10.65% per annum. The principal is due on demand or on December 31, 2006 if no demand is made.

     At September 30, 2004 principal payments on long-term debt were due as follows (in thousands):

                            2006                             $284,869

     Oregon Steel is not required to provide financing to CF&I and, although the demand for repayment of the obligation in full is not expected during 2004 or 2005, Oregon Steel may demand repayment of the loans at any time. If Oregon Steel were to demand repayment of the loans, it is not likely that CF&I would be able to obtain the external financing necessary to repay the loans or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to CF&I.

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

     In connection with Oregon Steel's acquisition of the steelmaking and finishing facilities located at Pueblo, Colorado ("Pueblo mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two initial remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the CDPHE finalized a postclosure permit for hazardous waste units at the Pueblo mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was currently believed to exist. In September 2004, CF&I increased the environmental reserve by $1.6 million for environmental remediation based upon remediation investigations conducted by two environmental engineering consultants. At September 30, 2004, the total accrued liability was $27.1 million, of which $24.2 million was classified as non-current on CF&I's balance sheet.

     The CDPHE inspected the Pueblo mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the second quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the "State Consent Decree"). The State Consent Decree provided for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services. CF&I is also required to make certain capital improvements expected to cost approximately $25.8 million, including converting to the new single New Source Performance Standards Subpart AAa ("NSPS AAa") compliant furnace discussed below. The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration ("PSD") air permit. The PSD permit was issued June 21, 2004.

     In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals. The issue has been resolved by entry of a Consent Decree on November 26, 2003, and the Tenth Circuit dismissed the appeal on December 10, 2003. In that Consent Decree and overlapping with the commitments made to the CDPHE described above, CF&I committed to the conversion to the new NSPS AAa compliant furnace (demonstrating full compliance 21 months after permit approval and expected to cost, with all related emission control improvements, approximately $25.8 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. Under this settlement and the settlement with the CDPHE, CF&I is subject to certain stipulated penalties if it fails to comply with the terms of the settlement. In March 2004, the CDPHE notified CF&I of alleged violations of the State Consent Decree relating to opacity. In June 2004, the CDPHE assessed stipulated penalties of $270,000. On July 26, 2004, CF&I sought judicial review of the determination. At this time, no date for a hearing has been set. In addition to these penalties, CF&I may in the future incur additional penalties related to this matter. To date, such penalties have not been material to its results of operations and cash flows; however, CF&I cannot be assured that future penalties will not be material.

     In response to the CDPHE settlement and subsequent alleged violations and the resolution of the EPA action, CF&I expensed $2.8 million in 2001 and $500,000 and $632,000 for the three and nine months ended September 30, 2004 for possible fines and non-capital related expenditures. As of September 30, 2004, the remaining accrued liability was approximately $745,000.

     In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. The Title V permit has been modified several times and gives CF&I adequate time (at least 15 1/2 months from the issuance of the PSD permit, or June 21, 2004) to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and to a much lesser degree, if necessary, purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices. Pricing and availability of billets is subject to significant volatility.

     In a related matter, in April 2000, the United Steelworkers of America ("Union") filed suit in the United States District Court in Denver, Colorado, asserting that New CF&I and CF&I had violated the CAA at the Pueblo mill for a period extending over five years. The Union sought declaratory judgement regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney's fees. On July 6, 2001, the presiding judge dismissed the suit. The 10th Circuit Court of Appeals on March 3, 2003 reversed the District Court's dismissal of the case and remanded the case for further hearing to the District Court. The parties to the above-referenced litigation have negotiated a settlement of the labor dispute and all associated litigation, including this Union suit. As a result, the Union suit was dismissed on August 3, 2004. See "Labor Matters" for a description of the settlement.

LABOR MATTERS

CF&I LABOR DISPUTE SETTLEMENT

     On January 15, 2004, CF&I announced a tentative agreement to settle the labor dispute between the Union and CF&I ("Settlement") that had been ongoing since October 1997 and on September 10, 2004, the Settlement was finalized and became effective. The Settlement resulted in the dismissal of all court actions between CF&I and the Union relating to the labor dispute and environmental matters and the NLRB's issuance of an Order Withdrawing Complaints and Conditionally Approving Withdrawals of Charges related to the labor dispute and includes the ratification of new five-year collective bargaining agreements. The Settlement called for the establishment of a trust and on September 10, 2004, the Rocky Mountain Steel Mills - United Steelworkers of America Back Pay Trust ("Trust") was established. As part of the tentative settlement Oregon Steel had originally planned to issue four million shares of Oregon Steel's common stock to the Trust on behalf of CF&I. On September 10, 2004, the parties agreed instead that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of Oregon Steel's common stock in an underwritten stock offering.

     The Settlement also includes payment by CF&I of: (1) a cash contribution of $2,500 for each beneficiary, a total of $2.5 million and (2) beginning on the effective date of the Settlement, a ten year profit participation obligation consisting of 25% of CF&I's quarterly profit, as defined, for years 2004 and 2007 through 2013, and 30% for years 2005 and 2006, not to exceed $3.0 million per year for 2004 through 2008 and $4.0 million per year for 2009 through 2013; these cap amounts are subject to a carryforward/carryback provision described in the Settlement documents. The beneficiaries are those individuals who (1) as of October 3, 1997 were employees of CF&I and represented by the Union, (2) as of December 31, 1997 had not separated, as defined, from CF&I and (3) are entitled to an allocation as defined in the Trust. The Settlement, certain elements of which are effected through the new five-year collective bargaining agreements, also includes: (1) early retirement with immediate enhanced pension benefit where CF&I will offer bargaining unit employees an early retirement opportunity based on seniority until a maximum of 200 employees have accepted the offer, the benefit will include immediate and unreduced pension benefits for all years of service (including the period of the labor dispute) and for each year of service prior to March 3, 1993 (including service with predecessor companies) an additional monthly pension of $10, (2) pension credit for the period of the labor dispute whereby CF&I employees who went on strike will be given pension credit for both eligibility and pension benefit determination purposes for the period beginning October 3, 1997 and ending on the latest of said employees' actual return to work, termination of employment, retirement or death, (3) pension credit for service with predecessor companies whereby for retirements after January 1, 2004, effective January 2, 2006 for each year of service prior to March 3, 1978 (including service with predecessor companies), CF&I will provide an additional monthly benefit to employees of $12.50, and for retirements after January 1, 2006, effective January 2, 2008 for each year of service between March 3, 1978 and March 3, 1993 (including service with predecessor companies), CF&I will provide an additional monthly benefit of $12.50, and (4) individuals who are members of the bargaining units as of October 3, 1997 will be immediately eligible to apply for and receive qualified long-term disability ("LTD") benefits on a go forward basis, notwithstanding the date of the injury or illness, service requirements or any filing deadlines. The Settlement also includes Oregon Steel's agreement to nominate a director designated by the Union on Oregon Steel's board of directors, and to a broad-based neutrality clause for certain of Oregon Steel's facilities in the future.

CF&I LABOR DISPUTE SETTLEMENT - ACCOUNTING

     CF&I recorded charges of $31.1 million in the fourth quarter of 2003, $7.0 million in the first quarter of 2004, and an additional charge of $31.9 million in the second quarter of 2004, of which $23.2 million, $7.0 million, and $28.7 million, respectively, related to the agreement to issue four million shares of Oregon Steel common stock as part of the Settlement. The non-cash portion of the charges in the first and second quarters of 2004 are a result of adjusting the previously recorded value at December 31, 2003 of the four million shares of Oregon Steel common stock ($23.2 million at $5.81 per share) to market at March 31, 2004 and June 30, 2004, respectively. The closing price of Oregon Steel common stock on the New York Stock Exchange at March 31, 2004 was $7.56 per share, resulting in an additional labor dispute settlement charge of $7.0 million for the first quarter of 2004, and at June 30, 2004 was $14.74 per share, resulting in an additional labor dispute settlement charge of $28.7 million for the second quarter of 2004.

     In the second quarter of 2004, as part of the Settlement, CF&I agreed, under certain circumstances, to pay on behalf of the Trust, certain expenses that would otherwise be incurred by the Trust related to the issuance of four million shares of Oregon Steel common stock. Accordingly, CF&I recorded a charge in the second quarter of 2004 of approximately $3.3 million as part of the cost of the Settlement. Since the second quarter, the Settlement was revised so that no stock would be issued to the Trust, but rather the Trust would receive the gross cash proceeds from the sale of four million shares of Oregon Steel common stock. The circumstances, which would have required CF&I to pay $3.3 million did not arise, and the charge was reversed in the third quarter of 2004.

     On September 29, 2004 the public offering price was established at $16.00 per share. CF&I recorded a charge of $5.1 million in the third quarter of 2004 related to the obligation to pay the gross proceeds from the sale of four million shares of Oregon Steel common stock to the Trust on behalf of CF&I, resulting in a total accrual for shares of $64.0 million at September 30, 2004. During the three and nine months ended September 30, 2004, CF&I recorded $3.6 million and $6.9 million, respectively, for the Settlement profit participation obligation. The existing accrual for the LTD benefits ($5.3 million at September 30, 2004), which was expensed in the fourth quarter of 2003, may also change, as better claims information becomes available. During the three months ended September 30, 2004, the first 79 employees had accepted early retirement benefits, resulting in a charge of $2.7 million. CF&I expects to record an additional net charge for early retirement benefits during the fourth quarter of 2004 estimated at approximately $4.5 million. The post-retirement medical benefit enhancements extended to all participants resulted in unrecognized prior service costs of $6.4 million in accordance with SFAS No. 106. The pension benefit enhancements extended to all participants resulted in the recognition of unrecognized prior service costs of $22.3 million at September 30, 2004. CF&I recorded an intangible asset and off-setting liability in the third quarter of $22.3 million in accordance with SFAS No. 87. The unrecognized prior service costs for both the pension and post-retirement medical benefits will be amortized prospectively over the future service life of the active participants.

PURCHASE COMMITMENTS

     Effective February 2, 1993, CF&I entered into an agreement, which was subsequently amended on December 15, 1994, to purchase a base amount of oxygen produced at a facility located at the Pueblo Mill. The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at September 30, 2004 was $119,000.

     CF&I purchases electricity used at the Pueblo mill from an independent third party under an agreement that expires in May 2008. This commitment specifies that CF&I will pay a minimum monthly charge of $33,000 per month.

GUARANTEES AND FINANCING ARRANGEMENTS

     On July 15, 2002, Oregon Steel issued $305.0 million of 10% First Mortgage Notes due 2009 ("10% Notes") at a discount of 98.772% and an interest rate of 10.0%. Interest is payable on January 15 and July 15 of each year. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of Oregon Steel, excluding accounts receivable, inventory, and certain other assets. As of September 30, 2004, Oregon Steel had outstanding $305.0 million of principal amount under the 10% Notes. The Indenture under which the Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of Oregon Steel's net income, as defined. Under these restrictions, there was no amount available for cash dividends at September 30, 2004. New CF&I and CF&I (collectively, the "Guarantors") guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.

     As of September 30, 2004, Oregon Steel, New CF&I, CF&I, and Colorado and Wyoming Railway Company ("Borrowers") maintained a $65.0 million revolving credit agreement ("Credit Agreement"), which will expire on June 30, 2005. At September 30, 2004, $5.0 million was restricted under the Credit Agreement, $16.0 million was restricted under outstanding letters of credit, and $44.0 million was available for use. Amounts under the Credit Agreement bear interest based on either (1) the prime rate plus a margin ranging from 0.25% to 1.00%, or
(2) the adjusted LIBO rate plus a margin ranging from 2.50% to 3.25%. Unused commitment fees range from 0.25% to 0.75%. During the quarter ended September 30, 2004, there were no short-term borrowings under the Credit Agreement. As of September 30, 2004, there was no outstanding balance due under the Credit Agreement. Had there been an outstanding balance, the average interest rate for the Credit Agreement would have been 5.1% for the quarter ended September 30, 2004. The unused commitment fees were 0.58% for the quarter ended September 30, 2004. The margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on a quarterly leverage ratio. The Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth amount, a minimum consolidated earnings before interest, taxes, depreciation and amortization amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, a borrowing availability limitation relating to inventory, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. Oregon Steel cannot pay cash dividends without prior approval from the lenders.

OTHER CONTINGENCIES

     CF&I is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters would not have a material adverse effect on the financial condition of CF&I, its results of operations, and liquidity.

5.   EMPLOYEE BENEFIT PLANS
     ----------------------

     CF&I has noncontributory defined benefit retirement plans, certain health care and life insurance benefits, and qualified Thrift (401(k)) plans covering all of its eligible employees.

     Components of net periodic benefit cost related to the defined benefit and certain health care and life insurance benefit plans were as follows:

                                               THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------       -------------------------------
                                                  2004              2003                2004                2003
                                               ---------          --------            ---------           ---------
                                                      (IN THOUSANDS)                           (IN THOUSANDS)
Service cost                                    $   586           $   577             $ 1,759             $ 1,730
Interest cost                                       759               698               2,276               2,093
Expected return on plan assets                     (442)             (393)             (1,325)             (1,178)
Recognized net loss                                 231               196                 692                 589
Amortization of prior service cost                   18                18                  53                  53
Curtailment loss                                    965                --                 965                  --
                                                -------           -------             -------             -------
      Total net periodic benefit cost           $ 2,117           $ 1,096             $ 4,420             $ 3,287
                                                =======           =======             =======             =======


      CF&I made contributions of $2.6 million and $3.7 million to its pension plans for the three and nine months ended September 30, 2004, respectively. CF&I does not expect to make additional contributions in the fourth quarter of 2004.

      The 2003 changes in medicare regulations do not apply to CF&I's post-retirement medical benefits because the plan provides only a fixed benefit to retirees.

6.    ASSET IMPAIRMENTS
      -----------------

      As discussed in Note 4, "CONTINGENCIES - ENVIRONMENTAL MATTERS" above, part of the settlement with the CDPHE and the EPA requires CF&I to install one new electric arc furnace, and thus the two existing furnaces with a combined melting and casting capacity of approximately 1.2 million tons through two continuous casters will be shut down. CF&I has determined that the new single furnace operation will not have the capacity to support a two-caster operation and therefore CF&I has determined that one caster and other related assets have no future service potential. Accordingly, in the second quarter of 2003, CF&I recorded an impairment charge to earnings of $9.1 million. Of this impairment charge recognized, $8.1 million represented impairment of fixed assets and $1.0 million pertained to reduction of related stores items to net realizable value. Because it is believed the caster has no salvage value following the impairment charge, the carrying value of the fixed assets was zero after the effect of the impairment charge.

7.    SUBSEQUENT EVENTS
      -----------------

      On October 5, 2004, Oregon Steel received funds related to the completed underwritten offering of 8,625,000 shares of Oregon Steel common stock at a price to the public of $16.00 per share, which included the underwriters' over allotment option of 1,125,000 shares. After deducting the underwriting discount of $7.2 million, the net proceeds received by Oregon Steel from the offering were $130.8 million. Also on October 5, 2004, Oregon Steel paid $64.0 million of the proceeds to the Trust as part of the Settlement on behalf of CF&I.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following information contains forward-looking statements, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements made in this report that are not statements of historical fact are forward-looking statements. Forward-looking statements made in this report can be identified by forward-looking words such as, but not limited to, "expect," "anticipate," "believe," "intend," "plan," "seek," "forecast," "estimate," "continue," "may," "will," "would," "could," "likely" and similar expressions. These forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. These risks and uncertainties include, but are not limited to:
[BULLET] changes in market supply and demand for steel, including the effect of changes in general economic conditions and imports;
[BULLET] changes in the availability and costs of steel scrap, steel scrap substitute materials, billets and other raw materials or supplies used by New CF&I, as well as the availability and cost of electricity and other utilities;
[BULLET] downturns in the industries New CF&I serves, including the rail transportation, construction, capital equipment, oil and gas, and durable goods segments;
[BULLET]  increased levels of steel imports;
[BULLET] New CF&I's substantial indebtedness, debt service requirements, and liquidity constraints;
[BULLET] New CF&I's highly leveraged capital structure and the effect of restrictive covenants in New CF&I's debt instruments on New CF&I's operating and financial flexibility;
[BULLET] availability and adequacy of New CF&I's cash flow to meet New CF&I's requirements;
[BULLET]  actions by New CF&I's domestic and foreign competitors;
[BULLET]  unplanned equipment failures and plant outages;
[BULLET] costs of environmental compliance and the impact of governmental regulations;
[BULLET] risks related to pending environmental matters, including the risk that costs associated with such matters may exceed New CF&I's expectations or available insurance coverage, if any, and the risk that New CF&I may not be able to resolve any matter as expected;
[BULLET] risks relating to New CF&I's relationship with its current unionized employees;
[BULLET] changes in New CF&I's relationship with its workforce, and [BULLET] changes in United States or foreign trade policies affecting steel imports or exports.

     In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires that New CF&I and CF&I evaluate and report on internal controls over financial reporting and have their auditor attest to such evaluation. New CF&I and CF&I have prepared an internal plan of action for compliance and are in the process of documenting and testing the system of internal controls to provide the basis for their reports. Due to ongoing evaluation and testing of internal controls and the uncertainties of the interpretation of these new requirements, New CF&I and CF&I cannot be assured that there may not be significant deficiencies or material weaknesses that would be required to be reported.

OVERVIEW
--------

     The New CF&I consolidated financial statements include the accounts of CF&I, a 95.2% owned subsidiary, and the Colorado and Wyoming Railway Company, a wholly-owned short-line railroad, serving principally the steel mill in Pueblo, Colorado. Sales of CF&I were 98.6% and 98.4% for the three and nine months ended September 30, 2004, respectively, compared to 97.7% and 97.9% for the three and nine months ended September 30, 2003, respectively, of the consolidated sales of New CF&I. Cost of sales of CF&I was 99.0% and 98.9% for the three and nine months ended September 30, 2004, respectively, compared to 98.7% and 98.5% for the three and nine months ended September 30, 2003, respectively, of the consolidated cost of sales of New CF&I.

     On January 15, 2004, CF&I announced a tentative agreement to settle the labor dispute between the Union and CF&I. CF&I recorded charges of $31.1 million in the fourth quarter of 2003, $7.0 million in the first quarter of 2004, and $31.9 million in the second quarter of 2004 related to the tentative settlement. The agreement was finalized in September 2004 and, during the third quarter of 2004, CF&I recorded an additional charge of $4.5 million related to the Settlement. See Note 4 to the New CF&I Consolidated Financial Statements, "CONTINGENCIES - LABOR MATTERS - CF&I LABOR DISPUTE SETTLEMENT - ACCOUNTING" for a discussion of the accounting for the agreement.

     On December 4, 2003, President Bush lifted the tariffs on imports of steel that were imposed March 5, 2002. The tariffs were designed to give the United States steel industry time to restructure and become competitive in the global steel market. Since the lifting of the tariffs, the steel industry has seen a dramatic increase in both the cost of raw materials and the selling price of most steel products. New CF&I believes that current market conditions are the result of the combination of a strong steel demand in Asia, a weak United States dollar, and an increase in ocean freight costs. New CF&I anticipates that market conditions will remain unsettled into the foreseeable future. During this period of time, New CF&I believes that it will continue to incur increased costs for raw materials.

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

2004 OUTLOOK
------------

     For 2004, New CF&I expects to sell approximately 390,000 tons and 480,000 tons of rail and rod and bar products, respectively. At these shipment levels the rail and rod mills would be at approximately 90 percent and 95 percent, respectively, of their practical capacities. Seamless pipe shipments will be dependent on market conditions in the drilling industry. At the present time New CF&I's seamless mill is not operating.

     Due to the fourth quarter having fewer shipping days in the November and December timeframe, New CF&I expects total shipments for the fourth quarter to be lower than the third quarter. Fourth quarter shipments will also be impacted by a partial melt shop outage at New CF&I that resulted in approximately 10,000 tons of lost production in October of 2004. New CF&I expects margins to decrease, as product surcharges are not expected to offset higher scrap costs. Overall, New CF&I expects its customers to reduce their inventory levels to be more in line with consumption levels during the fourth quarter.

DISCUSSION AND ANALYSIS OF INCOME
(Information in tables in thousands except tons, per ton, and percentages)

     During the third quarter of 2004, tons sold of 217,600 were up 0.2 percent from the third quarter of 2003. Sales were $139.9 million for the third quarter of 2004, up 61.1 percent from the third quarter of 2003.

                                   THREE MONTHS ENDED SEPTEMBER 30,                   NINE MONTHS ENDED SEPTEMBER 30,
                           ----------------------------------------------       ------------------------------------------
                                                                      %                                               %
                             2004           2003         CHANGE    CHANGE         2004        2003      CHANGE      CHANGE
                             ----           ----         ------    ------         ----        ----      ------      ------

Sales                      $139,877       $ 86,834      $ 53,043    61.1%       $371,983    $264,788    $107,195     40.5%
-----                      ========       ========      ========  =======       ========    ========    ========    ======


Tons sold
---------
   Rail                     100,700         76,800        23,900    31.1%        294,600     276,600      18,000      6.5%
   Rod and Bar              116,900        124,700        (7,800)  (6.3)%        380,200     357,600      22,600      6.3%
   Seamless Pipe                 --         15,600       (15,600) (100.0%)         3,300      39,800     (36,500)   (91.7%)
                           --------       --------       -------  -------        -------     -------     --------   ------
        Total               217,600        217,100           500     0.2%        678,100     674,000       4,100      0.6%
                           ========       ========       =======  =======        =======     =======    ========    ======


Sales price per ton        $    643       $    400       $   243    60.8%       $    549    $    393       $ 156     39.7%
--------------------       ========       ========       =======  =======       ========    ========       =====    ======



     SALES. The increase in sales and average sales price for the three and nine months ended September 30, 2004 over the same periods ended September 30, 2003 is primarily due to higher average selling prices. Increased selling prices are the result of a combination of factors including strong demand for steel products in Asia, a weak United States dollar and increased ocean freight costs, all of which make the United States market less attractive to foreign producers.

     Overall tonnage shipments were comparable for the three and nine months ended September 30, 2004.


         GROSS PROFIT

                                                 THREE MONTHS ENDED SEPTEMBER 30,                NINE MONTHS ENDED SEPTEMBER 30,
                                           -----------------------------------------      ------   -------------------------------
                                            2004       2003      CHANGE     % CHANGE      2004      2003      CHANGE      % CHANGE
                                            ----       ----      ------     --------      ----      ----      ------      --------
    Gross Profit                           $38,241    $4,508     $33,733     748.3%     $75,599    $15,740    $59,859      380.3%


     The increase in gross profit for the three months and nine months ended September 30, 2004 over the same periods ended September 30, 2003 was primarily a result of higher average sales prices discussed above, partially offset by higher scrap cost and the inability of CF&I to fully recover its cost of raw material for rail products.


         SELLING, GENERAL & ADMINISTRATIVE EXPENSES

                                               THREE MONTHS ENDED SEPTEMBER 30,                   NINE MONTHS ENDED SEPTEMBER 30,
                                           ----------------------------------------     -------------------------------------------
                                            2004      2003      CHANGE     % CHANGE      2004       2003      CHANGE      % CHANGE
                                           ------    ------     ------     --------     -------    -------    ------      --------
    Selling, General and Administrative    $8,248    $4,039     $4,209      104.2%      $20,019    $13,171    $6,848        52.0%



      The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2004 over the same periods ended September 30, 2003 was primarily the result of a $3.6 million and $6.9 million, respectively, charge due to the 10-year profit participation obligation resulting from the Settlement. See Note 4 to the New CF&I Consolidated Financial Statements, "CONTINGENCIES - LABOR MATTERS - CF&I LABOR DISPUTE SETTLEMENT - ACCOUNTING."

      INCENTIVE COMPENSATION

                                                 THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                                           ----------------------------------------     ------------------------------------------
                                            2004      2003      CHANGE     % CHANGE      2004       2003      CHANGE      % CHANGE
                                           ------     ----      ------     --------     ------      ----      ------      --------
    Incentive Compensation                 $2,391      $--      $2,391      100.0%      $3,480       $--      $3,480       100.0%


      The increase in incentive compensation for the three and nine months ended September 30, 2004 over the same periods ended September 30, 2003 was the result of increased operating income before consideration of the labor dispute settlement adjustment.

         INTEREST EXPENSE

                                                 THREE MONTHS ENDED SEPTEMBER 30,                NINE MONTHS ENDED SEPTEMBER 30,
                                           ----------------------------------------     ------------------------------------------
                                            2004      2003      CHANGE     % CHANGE      2004       2003      CHANGE      % CHANGE
                                           ------    ------     ------     --------     -------    -------    ------       -------
    Interest Expense                       $5,516    $6,024     $(508)      (8.4%)      $17,504    $17,929    $(425)        (2.4%)


      Interest expense for the three and nine months ended September 30, 2004, over the same periods ended September 30, 2003, was effectively the same due to comparable average borrowing levels and interest rate charged by Oregon Steel.



     INCOME TAX (BENEFIT) EXPENSE

                                                 THREE MONTHS ENDED SEPTEMBER 30,                NINE MONTHS ENDED SEPTEMBER 30,
                                          -----------------------------------------    -------------------------------------------
                                            2004      2003      CHANGE     % CHANGE      2004       2003      CHANGE      % CHANGE
                                          --------   ------   ---------    --------    ---------   ------    ---------    --------
    Income Tax Expense (Benefit)          $(6,076)   $5,536   $(11,612)    (209.8%)    $(15,670)   $2,741    $(18,411)    (671.7%)



      The effective income tax benefit rates were 38.1% and 178.0% for the three and nine months ended September 30, 2004, as compared to tax expense rates of 121.3% and 12.4% in the corresponding periods in 2003, respectively. The effective income tax benefit rate for the three and nine months ended September 30, 2004 varied from the combined state and federal statutory rate principally because Oregon Steel reversed a portion of the valuation allowance, established in 2003, for certain federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits that were allocated to New CF&I.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Net cash used by operating activities was $1.9 million for the first nine months of 2004 compared to $9.0 million provided by operations in the same period of 2003. The items primarily affecting the $10.9 million decrease in operating cash flows were cash used for net working capital requirements of $21.1 million offset by increased operating income of $4.3 million, excluding the non-cash items of depreciation and amortization and fixed asset and other impairment charges.

      Net cash used by investing activities in the first nine months of 2004 totaled $6.6 million compared to $8.5 million in the same period of 2003. Cash used for additions to property, plant and equipment for the nine months ended September 30, 2004 and September 30, 2003 were $7.0 million and $9.9 million, respectively.

      Net cash provided by financing activities in the first nine months of 2004 totaled $8.5 million compared to net cash used by investing activities of $0.7 million in the same period of 2003. This increase is due to increased borrowing to cover cash used by operating activities and amounts owed to Oregon Steel related to the Settlement. See Note 4 to the New CF&I Consolidated Financial Statements, "CONTINGENCIES - LABOR MATTERS - CF&I LABOR DISPUTE SETTLEMENT - ACCOUNTING."

      Net working capital at September 30, 2004 increased $29.7 million compared to December 31, 2003, reflecting a $44.8 million increase in current assets, offset by a $15.1 million increase in current liabilities. The increase in current assets was primarily due to an increase in accounts receivable, inventories and deferred income taxes of $12.9 million, $9.3 million, and $23.0 million, respectively. The increase in accounts receivable was primarily related to increased sales. The increase in the current portion of deferred income taxes was primarily due to an increase in the deferred tax asset tied to the Settlement. The increase in inventories was primarily related to increased scrap inventories. The increase in current liabilities was primarily due to an increase in trade accounts payable of $6.9 million as a result of increased scrap inventory purchases and an increase in accrued expenses of $8.2 million mainly due to increased accrued incentive compensation resulting from increased operating income.

      Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term, are provided through three loans from Oregon Steel to CF&I. As of September 30, 2004, $284.9 million of aggregate principal amount of the loans was outstanding, all of which was classified as long-term. The loans include interest on the daily amount outstanding at the rate of 10.65% per annum. The principal on the three loans is due on demand or, on December 31, 2006 if no demand is made. New CF&I does not expect Oregon Steel to demand repayment of the obligations during 2004 or 2005. Interest on the principal amount of the loans is payable monthly. Because the loans from Oregon Steel are due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future.

      New CF&I has been able to fulfill its needs for working capital and capital expenditures from operations and its financing arrangement with Oregon Steel. New CF&I expects that operations will continue for 2004, with the realization of assets, and discharge of liabilities in the ordinary course of business. New CF&I believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to New CF&I and, although the demand for repayment of the obligations in full is not expected during 2004 or 2005, Oregon Steel may demand repayment of the loans at any time. If Oregon Steel were to demand repayment of the loans, it is not likely that New CF&I would be able to obtain the external financing necessary to repay the loans or to fund its capital expenditures and other cash needs, and if available, that such financing would be on terms as favorable to New CF&I as that provided by Oregon Steel. The failure of New CF&I or Oregon Steel to maintain its current financing arrangement would likely have a material adverse impact on New CF&I.

     As of September 30, 2004, Oregon Steel, New CF&I, CF&I, and Colorado and Wyoming Railway Company ("Borrowers") maintained a $65.0 million revolving credit agreement ("Credit Agreement"), which will expire on June 30, 2005. At September 30, 2004, $5.0 million was restricted under the Credit Agreement, $16.0 million was restricted under outstanding letters of credit, and $44.0 million was available for use. Amounts under the Credit Agreement bear interest based on either (1) the prime rate plus a margin ranging from 0.25% to 1.00%, or
(2) the adjusted LIBO rate plus a margin ranging from 2.50% to 3.25%. Unused commitment fees range from 0.25% to 0.75%. During the quarter ended September 30, 2004, there were no short-term borrowings under the Credit Agreement. As of September 30, 2004, there was no outstanding balance due under the Credit Agreement. Had there been an outstanding balance, the average interest rate for the Credit Agreement would have been 5.1% for the quarter ended September 30, 2004. The unused commitment fees were 0.58% for the quarter ended September 30, 2004. The margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on a quarterly leverage ratio. The Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth amount, a minimum consolidated earnings before interest, taxes, depreciation and amortization amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, a borrowing availability limitation relating to inventory, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. Although New CF&I, CF&I and Colorado and Wyoming Railway Company are borrowers under the Credit Agreement, New CF&I, CF&I and Colorado and Wyoming Railway Company borrow directly from Oregon Steel as discussed above.

      New CF&I's level of indebtedness presents other risks to investors, including the possibility that New CF&I and its subsidiaries may be unable to generate cash sufficient to pay the principal of and interest on their indebtedness when due. In that event, the holders of the indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and to proceed against their collateral, if applicable. These actions would have a material adverse effect on New CF&I. In addition, CF&I faces potential costs and liabilities associated with environmental compliance and remediation issues. See Note 4 to the New CF&I Consolidated Financial Statements, "CONTINGENCIES" for a description of those matters. Any costs or liabilities in excess of those expected by CF&I could have a material adverse effect on New CF&I.

      See Note 4 to the New CF&I Consolidated Financial Statements, "Contingencies - Labor Matters - CF&I Labor Dispute Settlement" for details of the settlement of the labor dispute between the Union and CF&I. There were no other material changes to New CF&I's significant contractual obligations during the three and nine months ended September 30, 2004.

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

      Information on New CF&I's off-balance sheet arrangements is disclosed in the contractual obligations table of New CF&I's 2003 Form 10-K.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes.


ITEM 4.    CONTROLS AND PROCEDURES

      As of September 30, 2004, New CF&I and CF&I carried out an evaluation, under the supervision and with the participation of New CF&I's and CF&I's management, including New CF&I's and CF&I's Chief Executive Officer and New CF&I's and CF&I's Chief Financial Officer, of the effectiveness of the design and operation of New CF&I's and CF&I's disclosure controls and procedures. Based on the evaluation, New CF&I's and CF&I's Chief Executive Officer and Chief Financial Officer have concluded that New CF&I's and CF&I's disclosure controls and procedures are effective to ensure that information required to be disclosed by New CF&I and CF&I in the reports they file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in New CF&I's and CF&I's internal controls or in other factors that could significantly affect these controls including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to the date New CF&I and CF&I completed their evaluation.

PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

      See Note 4 to the New CF&I Consolidated Financial Statements, "CONTINGENCIES" for a discussion of the status of (a) the environmental issues, and (b) the Settlement of the labor dispute.

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

ITEM 6.  EXHIBITS


      10.1 Rocky Mountain Steel Mills Labor Dispute Settlement Agreement and Attachment J (filed as exhibit 10.18 to Oregon Steel's Registration Statement on Form S-3 (SEC Reg. No. 333-118959)).

      10.2 Modification Agreement dated as of September 10, 2004 (filed as exhibit 10.19 to Oregon Steel's Registration Statement on Form S-3 (SEC Reg. No. 333-118959)).

      10.3 Rocky Mountain Steel Mills - United Steelworkers of America Back Pay Trust Agreement (filed as exhibit 10.20 to Oregon Steel's Registration Statement on Form S-3 (SEC Reg No. 333-118959)).

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

      32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    NEW CF&I, INC.


Date:  November 15, 2004                           /s/  Jeff S. Stewart
                                           ------------------------------------
                                           Jeff S. Stewart
                                           Corporate Controller

                                                    CF&I STEEL, L.P.
                                           BY:  NEW CF&I, INC.
                                           GENERAL PARTNER


Date:  November 15, 2004                           /s/  Jeff S. Stewart
                                           ------------------------------------
                                           Jeff S. Stewart
                                           Corporate Controller
                                           New CF&I, Inc.

                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.
                                  EXHIBIT INDEX


              LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
                            ENDED SEPTEMBER 30, 2004

       10.1 Rocky Mountain Steel Mills Labor Dispute Settlement Agreement and Attachment J (filed as exhibit 10.18 to Oregon Steel's Registration Statement on Form S-3 (SEC Reg. No. 333-118959)).

       10.2 Modification Agreement dated as of September 10, 2004 (filed as exhibit 10.19 to Oregon Steel's Registration Statement on Form S-3 (SEC Reg. No. 333-118959)).

       10.3 Rocky Mountain Steel Mills - United Steelworkers of America Back Pay Trust Agreement (filed as exhibit 10.20 to Oregon Steel's Registration Statement on Form S-3 (SEC Reg No. 333-118959)).

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

       32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.